Form 10QSB
period 1999-09-30
INTRACO SYSTEMS INC
filed 1999-11-12
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549

                               FORM 10-QSB

             QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           Commission file Number   0-027073
    September 30, 1999

                         INTRACO SYSTEMS, INC.
                         --------------------
         (Exact name of registrant as specified in its charter)

         Nevada                               65-0180519
    -----------------------         ---------------------------
(State or other jurisdiction of    (IRS Employer Identification
     incorporation)                                 Number)



          3998 FAU Blvd., Suite 210, Boca Raton, Florida  33431
          -----------------------------------------------------
                 (Address of principal executive offices)

                          (561) 367-0600
                          --------------
             Registrant's telephone number, including area code:

                ___________________________________________
           (Former name or address if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ________     No     ___X____


                APPLICABLE ONLY TO ISSUERS INVOLVED IN
                  BANKRUPTCY PROCEEDINGS DURING THE
                        PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                Yes     _______     No     _______

               APPLICABLE ONLY TO CORPORATE ISSUERS

     On September 30, 1999, the Registrant had outstanding 13,020,989 shares of common stock, $.001 par value and 763,500 shares of class A preferred stock, par value $.001.


                      INTRACO SYSTEMS, INC.

                     INDEX TO THE FORM 10-Q
            FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                                                       Page
                                                                       Number
INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements

                  Unaudited Consolidated Balance Sheet -
                  as of September 30, 1999                              3-4

                  Unaudited Consolidated Statements of Operations -
                  for the three and nine months ended September 30,
                  1999 and 1998                                         5

                  Unaudited Consolidated Statements of Cash Flows -
                  for the nine months ended September 30, 1999
                  and 1998                                               6

                  Notes to Unaudited Consolidated Financial Statements   7-8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations       9-11

PART II. OTHER INFORMATION

        Item 1.  Legal Proceedings                                       11
        Item 2.  Changes in Securities                                   11
        Item 3.  Defaults from Senior Securities                         12
        Item 4.  Submission of Matters to a Vote of Security Holders     12
        Item 5.  Other Information                                       12
        Item 6.  Exhibits and Reports on Form 8-K                        12

PART III. EXHIBITS                                                       12

SIGNATURES                                                               13



                            INTRACO SYSTEMS, INC.
                          CONDENSED BALANCE SHEETS
                             SEPTEMBER 30, 1999
                                (UNAUDITED)


                                   ASSETS
                                   ------



Current assets:
   Cash                                                   $  4,103
   Accounts receivable, net                                185,975
   Inventory                                                29,941
   Interest receivable                                      25,208
   Prepaid expenses                                         44,921
                                                           -------
        Total current assets                               290,148
                                                           -------

Property and equipment, net                                199,449

Other assets:
   Note receivable - related party                          48,096
   Goodwill, net                                            89,438
   Deposits                                                 18,064
                                                           -------
        Total other assets                                 155,598
                                                           -------

        Total assets                                     $ 645,195
                                                         =========

See accompanying notes to condensed financial statements.


                            INTRACO SYSTEMS, INC.
                          CONDENSED BALANCE SHEETS
                             SEPTEMBER 30, 1999
                                (UNAUDITED)


                   LIABILITIES AND STOCKHOLDERS' DEFICIT
                   -------------------------------------



Current liabilities:
   Accounts payable                                       $  776,552
   Deferred revenue                                          127,257
   Accrued expenses                                           43,656
   Customer deposits                                          20,022
   Note payable                                              221,061
                                                           ---------
      Total current liabilities                            1,188,548
                                                           ---------

Stockholders' deficit:
   Convertible redeemable preferred stock, $.001 par
     value, 10,000,000 shares authorized and
     763,500 shares issued and outstanding, 7%
     cumulative, with a $1.00 per share preference
     value                                                       764

   Common stock, $.001 par value 100,000,000
     shares authorized, 13,020,989 shares
     issued and outstanding                                   13,020
   Additional paid-in capital                              1,343,304
   Subscription receivable                                  (446,300)
   Accumulated deficit                                    (1,454,141)
                                                           ---------
       Total stockholders' deficit                          (543,353)
                                                           ---------
       Total liabilities and stockholders' deficit         $ 645,195
                                                           =========

See accompanying notes to condensed financial statements.




                         INTRACO SYSTEMS, INC.
                  CONDENSED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                          For the three months         For the nine months
                           ended September 30,         ended September 30,
                          --------------------         -------------------
                            1998          1997          1999         1998
Revenues:
   Systems/networks     $ 209,726     $ 267,359     $1,597,149   $  914,096
   Service contracts      114,030       599,379        426,078    1,344,327
                         --------      --------      ---------    ---------
        Total revenues    323,756       866,738      2,023,227    2,258,423
                         --------      --------      ---------    ---------

Cost of revenues:
   Systems/networks       178,864       116,289      1,201,129      447,251
   Service contracts       38,855       454,818        246,346      999,168
                         --------      --------      ---------    ---------
        Total cost
        of revenues       217,719       571,107      1,447,475    1,446,419
                         --------      --------      ---------    ---------
Gross profit              106,037       295,631        575,752      812,004

General and
   administrative         619,841       336,303      1,381,038      787,337
                         --------      --------      ---------    ---------
Income (loss)
   from operations       (513,804)      (40,672)      (805,286)      24,667
                         --------      --------      ---------    ---------
Interest income             8,487           142         27,647          880

Interest expense          (12,753)       (7,495)       (31,094)     (27,721)
                         --------      --------      ---------    ---------
Income (loss)
  before income taxes    (518,070)      (48,025)      (808,733)      (2,174)

Provision (benefit)
  for income taxes              -             -              -            -
                         --------      --------      ---------     --------
Net loss               $ (518,070)   $  (48,025)    $ (808,733)    $ (2,174)
                       ==========    ==========     ==========     ========
Net loss per share
 (basic and diluted)   $     (.09)   $     (.01)    $     (.07)    $  (0.01)
                       ==========    ==========     ==========     ========
Weighted average number
of shares outstanding
to be issued           11,830,739     9,000,000     11,830,739     9,000,000
                       ==========    ==========     ==========     =========

See accompanying notes to condensed financial statements.

                          INTRACO SYSTEMS, INC.
                    CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                      For the nine months ended September 30,
                                                  1999            1998
                                              ------------     -----------

Cash Flows from operating activities:

Net cash used by operating activities         $ (407,946)      $ (200,760)

Cash flows from investing activities:
   Purchase of property and equipment            (97,118)         (15,483)
                                               ----------       ----------
Cash flows from financing activities:
   Proceeds from issuance of common stock        458,717                -
   Proceeds from issuance of preferred stock     711,000                -
   Costs associated with issuance of stock      (212,199)               -
   Dividends paid                                 (1,092)               -
   Repayment of long-term debt                  (196,351)         (32,150)
   Costs associated with recapitalization       (283,153)               -
                                               ----------       ----------
Cash flows from financing activities             476,922          (32,150)
                                               ----------       ----------
Net decrease in cash                             (28,142)        (248,393)

Cash at beginning of year                         32,245          255,034
                                               ----------       ----------
Cash at end of year                            $   4,103        $   6,641
                                               ==========       ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
   Interest paid                               $ 31,094         $       -
                                               ==========       ==========
   Non-cash transactions affecting
   investing activities:
     Property and equipment
     acquired in acquisition                   $  6,000         $       -
                                               ==========       ==========
  Non-cash transactions affecting
  financing activities:
     Conversion of shareholder note
     into common stock                         $       -        $  17,850
                                               ==========       ==========
     Conversion of accounts payable
     to note payable                           $       -        $ 438,906
                                               ==========       ==========
     Common stock issued for note              $ 446,300        $       -
                                               ==========       ==========
     Issuance of common stock
     for acquisition                           $  90,000        $       -
                                               ==========       ==========

See accompanying notes to condensed financial statements.


                          INTRACO SYSTEMS, INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's audited Financial Statements for the year ended December 31, 1998. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10SB.



NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                              September 30, 1999
               Leasehold improvements             $    51,971
               Equipment                              212,391
               Furniture and fixtures                  22,995
                                                  -----------
                 Total property and equipment         287,357

               Less: accumulated depreciation         (87,908)
                                                  -----------
                 Property and equipment, net      $   199,449
                                                  ===========

Depreciation expense for the nine months ended September 30, 1999 was $16,746.


NOTE 3 - RELATED PARTY TRANSACTIONS

The company is affiliated with various companies through common ownership. During the period ended September 30, 1999, the Company had the following transactions with a related party (Intraco, Ltd.):

                                                     September 30, 1999
     Note receivable - related party - beginning        $   123,059
     Cash received                                          (74,963)
       (Due in 36 monthly installments,
        With an interest rate of 6%)                    -----------
     Note receivable - related party - end              $    48,096
                                                        ===========

NOTE 4 - STOCKHOLDERS' DEFICIT

In August and in November 1998, the Company amended and restated the Articles of Incorporation. The Company increased the aggregate number of shares to 60,000,000, consisting of 50,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share, 7% cumulative dividend, payable quarterly starting February 1, 1999. The preferred stock is redeemable at any time at the option of the company at $1.00 per share. Five years from the date of issuance or 180 days after the effective date of the Company's initial public offering, the holders of at least 51% of the Series A preferred stock will have one demand registration right. The Company will be contractually required to use its best efforts to file a registration statement and to have such registration statement become effective.

In November 1998, the Company commenced a Regulation D 504 stock offering and as a result of the offering, the Company issued 665,200 shares of common stock for $166,300, or $.25 per share. Also in November 1998, the Company began a preferred stock offering, and as a result of the offering, the Company issued 763,500 shares of preferred stock, of which 183,000 shares were issued under Regulation D 506, and 580,500 under Regulation S, at $1.00 per share, which totals $763,500. Costs incurred associated with these offerings totaled $212,000. The Company is continuing the offering of preferred stock.

Holders have the right to convert the Series A preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $0.001, of the Company. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends and reverse stock splits, and to standard weighted average price-based anti-dilution provisions as well as specific anti-dilution provisions with respect to any future series of preferred stock.

In March 1999, the Company sold 866,300 shares of $.001 par value common stock to an investment company at $1.00 per share for an interest bearing note. At September 30, 1999, the Company held $446,300 of this note from the investment company.

In April 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the company. As a result of the recapitalization, the Company is now authorized to issue 100,000,000 shares of common stock.



PART I
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

                   CAUTIONARY STATEMENT FOR PURPOSES OF
                    THE "SAFE HARBOR" PROVISIONS OF THE
              PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in the Company's Form 10SB. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

     The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the operations of Intraco Systems, Inc. (the "Company") for the quarter and nine month periods ended September 30, 1999 and 1998.

Results of Operations
General

          The Company was incorporated in Florida in March 1990. In April 1999, Intraco completed an exchange agreement with Custom Touch Electronics, Inc. ("CTE"), a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board, pursuant to which all outstanding shares of Intraco capital stock were exchanged for 10,531,500 CTE shares. The prior shareholders and promoters of CTE hold 2,429,489 shares and the Intraco shareholders at the time of the exchange hold 10,531,500 shares. As a result, Intraco Systems became a wholly-owned subsidiary of CTE and CTE changed its name to Intraco Systems, Inc. All references in this document to "Intraco" refer to the Nevada parent and the Florida subsidiary.

Intraco is a Communications Solution Provider ("CSP"), offering the integration of voice, data and Internet based technology solutions to a wide range of customers. Intraco offers complementary IT solutions to clients on a local and regional basis. Intraco's targeted customers include small and midsize companies in a wide range of industries including communications, health care, financial services, manufacturing, professional services and technology.

Intraco is currently seeking to execute an aggressive growth strategy which includes both internal (product, sales and marketing expansion) and external (mergers and acquisitions) strategies. Intraco is currently seeking to acquire companies in the Telecommunications, Internet Development and Network Systems Integration areas. Additionally, Intraco, through relationships it intends to establish with Motorola, Microsoft, Unisys and Phonetic Systems, will incorporate new products and technologies into its product offering including phone access to Internet websites and voice recognition driven auto-attendant products. During June 1999, Intraco completed the acquisition of Page Telecomputing Inc., a Delray Beach, FL-based developer of telemarketing and call center computer telephony and Voice-over-IP applications.

The acquisition is increasing Intraco's focus on computer telephony integration and allows it to best serve sales and marketing-oriented customers, such as insurance brokers, investment advisors, real estate agents, healthcare marketers and more who rely on intensive inbound and outbound phone activity. Page Telecomputing develops proprietary automated telemarketing software, including its Sales Call Software™, LINK™, Page Prospect!™ and SCRSLITE™ for telecommunications facilities, sales offices, customer support centers and more.

Results of Operations

Revenues for the quarter ending September 30, 1999 are down 62.6% from the same period in 1998. The Company has had a contract with Compaq Computer (previously Digital Equipment Corp.) for many years to resell support services. The profit margins on these contracts are below management's targets and therefore more Company resources are being directed toward developing businesses with higher profit margins and less emphasis is being placed on replacing those contracts that are not being renewed. The impact in the third quarter and nine month periods respectively were $438,529 and $871,450, accounting for most of the year-over-year shortfalls. The other major revenue source for the Company is the sale, installation and support of computer systems and networks. These sales tend to be one-time projects often of large dollar amount and, as a result, can contribute to significant quarterly swings. Although revenues are down $84,000 in the third quarter, this category is up $632,836 for the nine month period.

Gross profit margins are down for both the quarter and year-to-date periods. This reflects the margin pressure on hardware being experienced throughout the industry. The Company does not expect this situation to improve in its traditional product offerings and thus has begun migrating into related technological areas in which its expertise will allow it to begin offering products and services with substantially higher margins. Although there can be no assurances that this strategy will prove successful, management believes it is necessary for the Company's long term viability.

General and administrative expenses for the quarter and nine month period are up $283,538 (84.3%) and $593,701 (75.4%) respectively. Most of the increase is in salaries, facilities, and the decision to aggressively pursue an acquisition strategy. Although there can be no assurance that these investments will result in increased revenues or profits, management believes they are necessary for the Company's long term financial health.

Liquidity and Capital Resources

The Company has incurred significant losses and has substantial negative cash flow from operations. The Company's independent auditors have included a footnote in their annual report for the year ended December 31, 1998, which expresses concern about the Company's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. The Company expects significant operating losses to continue in 1999 and at least during the first half of 2000. The Company is currently offering its preferred stock and has received approximately $450,000 through November 1, 1999. The Company will require additional funding to cover current operations, which require approximately $200,000 per month at current levels of sales, until revenues from operations are sufficient. There can be no assurance that additional funds will be raised through this offering or otherwise.

The Company's current assets are $290,148 and current liabilities, $1,188,548 resulting in a negative current ratio. For the Company to continue to meet its current obligations it will have to secure additional capital.
Management is aggressively seeking additional investment capital, both for working capital (current obligations) as well as to finance its growth and acquisition strategy. Although there can be no assurance that management will be successful in securing the needed capital, management is in discussion with potential investors and is optimistic that additional funding will be available.

The Company had $4,103 of cash on hand at September 30, 1999, versus $32,245 at the beginning of 1999. Net cash used in operations for the period ending September 30, 1999, was $407,946. This deficit was funded by the sale of common and preferred stock. The Company also repaid $196,351 of debt and incurred costs of $283,153 recapitalizing and merging with CTE.

The Company intends to pursue expansion and acquisition plans, which may include the opening of additional facilities, both domestically and internationally, as well as the acquisition of additional facilities and/or companies. The success and timing of any such plans and required capital expenditures are unpredictable and the Company has no current arrangements with respect to any such acquisition. Funding for such plans could be a combination of issuance of additional equity, additional borrowings and profits from operations. The Company cannot make any assurances that such funding would become available for such plans. Also, because the Company is operating at a loss, it will need to secure additional funding to continue existing operations. No assurance can be made that such funding will be forthcoming and if forthcoming, be available at reasonable rates.


Year 2000 Readiness Disclosure Statements.

Historically, many computer programs have been written using two digits rather than four to define the applicable year. This could lead, in many cases, to a computer recognizing a date ending in "00" as 1900 rather than the year 2000. This phenomenon could result in major computer system failures or miscalculations, and is generally referred to as the "Year 2000" problem.

Intraco is currently in the process of assessing its exposure to the Year
2000 problem and will establish a detailed response to any exposure that may be identified. Generally, Intraco has Year 2000 exposure in three areas: (1) Information Technology ("IT") Related Systems--financial and management computerized operating systems used to manage Intraco's business; (2) Non-IT Related Systems-- equipment with "embedded chips" used by Intraco, including telephone and building security systems; and (3) Third Parties--computer systems used by third parties, in particular customers and suppliers of Intraco.

Although Intraco, based on its analysis to date, does not believe that it will incur any material costs or experience material disruptions in its business, related to the Year 2000 problem, there can be no assurances that Intraco or its third parties, customers or suppliers will successfully become Year 2000 compliant on a timely basis and thus will not experience serious unanticipated negative consequences or material costs. Undetected errors or defects in the technology used for Intraco's systems, which include hardware and software, and defects in the systems of Intraco's third parties, could cause these consequences. The most likely worst case scenario would include hardware failure, software failure resulting in an inability to receive orders from customers or shipments from suppliers or to bill customers and pay suppliers, and failure of infrastructure services provided by third parties (such as phone systems and building security systems).


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings
            None

Item 2.     Changes in Securities
            None during the current quarter. In October 1999 the Company sold 455,600 shares of convertible Series B, preferred stock, par value $.001,
preference value $1.00 for gross proceeds of $454,350.   Each share of Series
B Preferred Stock is convertible into 1 share of common stock, par value $.001. The shares are callable by the Company. The sale of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

Item 3.     Defaults from senior securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.    Other Information
           In October 1999, the Company hired a new CEO, Walt Nawrocki, and a new Director of Marketing, David May. In November 1999, the Company hired a new Vice President of Sales, Philip Sencer and a new Internet business unit manager, Jonathan Cosci.

Item 6.   Exhibits and Reports on Form 8-K
          Exhibits required by Item 601 of Regulation S-B - none
          None

PART III

EXHIBITS



Exhibit Number     Description


    EX-27           Financial Data Schedule


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                         INTRACO SYSTEMS, INC.


Dated: November  12, 1999           By: /s/ Jack Berger
                                    -------------------
                                    Jack Berger, President