Form 10KSB
period 1999-12-31
INTRACO SYSTEMS INC
filed 2000-04-05
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                             Commission file number

                              INTRACO SYSTEMS, INC.
                 (Name of Small Business issuer in its charter)

                   Nevada                                       87-0381511
                   ------                                       ----------
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                     Identification Number)

             3998 FAU Boulevard
             Boca Raton, Florida                                  33431
             -------------------                                  -----
  (Address of Principal Executive Offices)                      (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 367-0600
                                                         ---------------

Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]   No  [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $2,925,268.

The aggregate market value of the issuer's Common Stock, $.01 par value, held by non-affiliates on March 28, 2000 was approximately $57,735,000.

As of March 28, 2000, there were 18,169,969 shares of the issuer's Common Stock, $.01 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

                           FORWARD-LOOKING STATEMENTS

         Intraco Systems, Inc. ("Intraco") cautions readers that certain important factors may affect Intraco's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this Report or which are otherwise made by or on behalf of Intraco. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect Intraco's results include, but are not limited to, dependence on sources of inventories, dependence on the resale market for unsold goods, dependence on charitable donations and a limited number of charities, reliance on management, changes in trends in buyer preferences, competition with other retail sources, general economic conditions and seasonality of the population in Intraco's market areas. Intraco is also subject to other risks detailed herein or detailed from time to time in Intraco's filings with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Intraco is a leading application service provider or ASP and integrator of speech recognition based products and services. Intraco's competitive advantage lies in its unique ability to combine extensive in-house expertise with leading speech recognition technologies (i.e. voice browsers, natural language engines) to create first-to-market, comprehensive commercial solutions. Intraco plans to deliver these high value, high margin advanced technology solutions, on a business-to-business or B2B basis, to small- and mid-sized businesses such as Websites/e-commerce companies and catalog-based retailers and larger businesses such as telecommunications companies. Ultimately, these solutions will voice enable a wide range of applications such as Websites, e-commerce, catalog ordering, auctioning, paging, e-mail and unified messaging.

         Due to the emergence of the Internet, especially relating to the B2B marketplace and the subsequent expansion of the ASP business model, a large market opportunity for Intraco's solutions exists. According to Forrester Research, the B2B Internet market is anticipated to grow from $109 billion in 1999 to $1.3 trillion in 2003, representing a compounded annual growth rate of approximately 87%. Additionally, the B2B market is estimated to be more than 12 times the size of the B2C market in 2003. According to International Data Corporation and Dataquest, the ASP market has been estimated to be $4.5 billion for pure ASP revenue and $22 billion for ASP and integration revenue in 2003. As a leader in the speech recognition market, Intraco is well positioned to capture substantial market share as companies become increasingly familiar with and recognize the need for advanced speech recognition technologies which are most easily deployed on an ASP basis.

         Intraco currently offers several suites of comprehensive commercial solutions for speech recognition based products and services designed to utilize the Internet and telecommunications applications. These first-to-market solutions include:

- Voice ASP: the voice enablement of Websites, which will be offered on an ASP basis;
- Virtual Office ASP: telephony solutions including basic telephony services, unified messaging and voice driven e-mail facilitation, which will also be offered on an ASP basis; and
- Computer Telephony Integration: the provisioning of advanced voice activated auto-attendants and other related services.

         Intraco has been able to create these first-to-market commercial solutions based upon several advantages. Intraco has extensive knowledge of the voice recognition industry. Intraco's Chief Executive Officer, Walt Nawrocki, spent over 30 years with IBM pioneering new technologies where he was ultimately responsible for the creation and ongoing management of their speech recognition business. Subsequent to IBM, Mr. Nawrocki founded and served as Chief Executive Officer and President of Registry Magic Inc. where he established the Virtual Operator as the industry standard for speech driven auto attendants. Intraco's extensive knowledge of the voice recognition industry also gives Intraco the ability to identify which vendors supply the most advanced and effective technological components. Intraco's relationships with these vendors, which include Motorola, Nuance and Unisys, have allowed it to forge long-term working agreements in the form of joint ventures and licensing agreements. As a result, Intraco is able to leverage off of the significant investments (hundreds of millions of dollars) already made by these outside firms. Finally, Intraco's infrastructure is that of a systems integrator, thus allowing it to utilize proprietary middleware technology that integrates a multitude of disparate technologies into one cohesive solution. Intraco also has a leading team of engineers with the in-house expertise to install and service both the hardware and software components of this solution as well as a dedicated sales force already in place to sell the products.

         Intraco intends to sell its products and services on an ASP basis primarily through major national network service providers such as UUNET, Intermedia Communications, Cable and Wireless, Level3 Communications and Verio and portals which cater to small- and mid-sized businesses. In both cases, the focus is on distributors instead of end-users. Within the framework of a traditional B2B model, Intraco does not intend to service individual consumers but instead is targeting other business customers through the network service providers and portals. According to Forrester Research, the B2B model will remain the most viable method to capture the rapidly growing eCommerce market. Intraco intends to pursue these customers by utilizing a sales team that has well over 150 years of combined experience in the technology industry. Most importantly, the sales force possesses the ability to understand existing and new technologies as well as the ability to determine how to create and deliver value from integrating various technologies. Additionally, Intraco's strategic relationships provide it with proven marketing partners, with a history of successful hi-tech products and services. Intraco's partners have fully committed their resources as their success depends on Intraco's ability to integrate each piece into a marketable product solution.

         The recent emergence of the Internet has stimulated the public's desire for instant information. With over 150 million people currently linked by computer to the Internet, the market for sellers of information and eCommerce services is tremendous. By voice enabling Websites, this market could potentially grow ten times larger by allowing the world's 1.5 billion telephone users to voice access the same information. The primary demand driver is that speech recognition technology has vastly improved, specifically with the introduction of natural language engines, which incorporate "human factors" technology. Previous products were often viewed as rigid, allowing users to get easily "lost" in the technology. However, as a result of these advancements, a greater acceptance of speech recognition technologies has emerged, which could lead to the rapid growth of this cutting edge industry.

THE INTRACO SOLUTION

         Intraco is a leading provider and integrator of speech recognition based products and services that are designed to utilize the Internet and standard telecommunications applications. The key components of the Intraco solution include:

o FIRST-TO-MARKET. Intraco believes it has a substantial head start in the development of language and speech recognition products and services. Due to its relationships with firms that have been instrumental in the development of critical speech recognition products such as Microsoft, Motorola, Nuance and Unisys, Intraco has had special access and in some cases has helped develop the critical software components which Intraco uses in its speech recognition solutions. For example, Intraco is the only speech recognition based applications vendor to possess demonstrated expertise in both Microsoft's and Motorola's voice browser technologies. These relationships, combined with Intraco's ability to integrate the critical software using its proprietary technology, has enabled Intraco to produce superior, first-to-market, commercially viable solutions, with little competition.

o AGREEMENTS AND STRATEGIC RELATIONSHIPS. Intraco has developed critical relationships with companies such as Motorola, Microsoft, Emergin, Nuance and Unisys, which have provided Intraco with access to cutting-edge speech recognition and other technologies. Each of these firms has expended significant amounts of resources developing these cutting-edge components, such as voice browsers and natural language engines, but lacks the ability to integrate these disparate pieces of software into a robust set of products and services that can be delivered to the end user. Intraco has unparalleled access to these products due to Intraco's expertise in the speech recognition sector and because Intraco is currently the only firm which can integrate these different applications into a commercially viable product.

         Intraco has recently signed the following agreements:

         (i) Motorola: Definitive agreement for the joint marketing of Motorola's VoxML Language Software, enabling voice access to the Internet, using Intraco's Voice-Web service bureau capability.

         (ii) Unisys: Letter of intent for the joint marketing of Unisys' Natural Language Engine as it pertains to Intraco's voice enabling capabilities.

         (iii) Emergin: Letter of intent for a strategic relationship for the integration of Emergin's paging software and services and Intraco's speech recognition technologies.

o TECHNOLOGICAL EXPERTISE. Intraco has extensive experience in speech recognition technology as well as programming and software integration. This experience allows Intraco to effectively create integrated technologies and quickly bring them to market. Intraco has the ability to identify which vendors supply the most advanced and effective technological components. Additionally, Intraco has significant systems integration experience which, when combined with its proprietary middleware technology, allows Intraco to integrate the most advanced and effective technological components into one cohesive solution. Intraco also has a leading team of engineers with the in-house expertise to install and service both the hardware and software components.

o MANAGEMENT EXPERTISE. Intraco's management team brings a highly qualified and diverse background with extensive experience in identifying and applying leading edge technology. Intraco intends to leverage its existing corporate infrastructure, specifically its integration expertise, to position Intraco to aggressively address these new opportunities and become a market leader for speech recognition based products and services that are designed to utilize the Internet and standard telecommunications applications. This effort is spearheaded by Mr. Nawrocki who previously was the Chief Executive Officer and founder of RMI, a company specializing in the development and integration of voice automation technologies. Prior to RMI, Mr. Nawrocki spent over 30 years with IBM where he became Manager for Worldwide Product Development and Business Management overseeing a number of business areas, including speech recognition products, and was responsible for acquisitions, joint development and OEM licensing programs.

o PRODUCTS WORK TODAY. Intraco currently has fully operational prototypes of their speech recognition solutions with some of these prototypes in the client evaluation phase. By leveraging its existing programming infrastructure and its speech recognition expertise, Intraco believes it is the first to offer commercially viable speech recognition solutions for the use in Internet applications. As such, Intraco is well positioned to capture substantial market share as companies become increasingly familiar with, and realize the need for, advanced speech recognition technologies.

INDUSTRY OVERVIEW

         Intraco provides a suite of solutions, on an ASP basis, which take advantage of the convergence of speech recognition technologies and the Internet.

Speech Recognition Technologies

         While various types of speech recognition technologies have existed for several years and the number of commercially available speech enabled products continues to grow, until recently, speech recognition products have been technologically deficient and costly, thereby limiting widespread acceptance.

         Historically, emphasis in the speech recognition industry was placed on the development of core speech recognition engine technology, a set of algorithms that interpret speech patterns. Many companies, including Lernout & Hauspie, IBM, Dragon Systems, Voice Control Systems, Nuance, Nortel, SpeechWorks and Lucent, have spent vast sums of money over the last quarter century in developing core speech recognition engine technology for the telephone. The skill set required to develop speech recognition engine technologies include speech algorithms, statistics, digital signal processing algorithms, digital signal processing programming, phonetics, linguistics, information theory and coding theory. For the most part, these speech recognition engine manufacturers have relegated the development of commercial speech applications to others.

         As new technologies emerge in the marketplace, their accessibility and simplicity of operation has a direct effect on their frequency of use and market acceptance. The advent of the Internet combined with recent advances in speech recognition technology has provided both the accessibility and simplicity to increase the popularity of speech recognition products. As of a few years ago, the integration of speech recognition within a call center environment required extensive systems integration expertise, money and time. Now, with the advent of new mark up languages, the ability to turn Websites into speech-driven call centers can be achieved with the right speech recognition and Internet development skills.

         Speech is the most natural, efficient and simple means of human communication. With the increase in the power and capability of speech recognition engine technologies and the increase in speed and reduction in the cost of computer processors, the integration of human speech as an interface to the Internet via a telephone is now feasible.

Growth of the Internet

         Internet usage and online commerce continue to grow worldwide. IDC estimates that there were 142 million Web users worldwide at the end of 1998. IDC anticipates that number will grow to approximately 502 million users by the end of 2003. IDC also estimates that revenue generated worldwide from online commerce will grow from $50 billion in 1998 to exceed $1.3 trillion by 2003.

Application Service Provider Market

         ASPs are service-oriented firms that provide contractual service, offering to deploy, host, manage and enhance what is usually packaged application software from a centrally managed facility. The roots of the ASP model can be found in the Server Based Computing ("SBC") market, which grew in the last four years to bring single point technology management solutions to businesses of all sizes in all industries.

         The ASP provides services remotely, either online, over the Internet and/or over dedicated telecommunication bandwidth. Unlike the SBC industry, the ASP hosts the software, builds and maintains the network servers necessary to store and run the software application, provides the infrastructure necessary to deliver the software application directly to the user's desktop, and provides the necessary IT staff to implement upgrades and provide support and maintenance functions. The ASP takes all administrative and technical responsibilities from the client company, thereby further cutting costs from the SBC model. Clients can utilize leading applications without the cost and the burden of owning the leading business software applications.

According to IDC, the definition of an ASP includes the following characteristics:

         1. Application centric. ASPs provide access to, and management of, an application that is commercially available. This service is different from business process outsourcing (BPO), where the outsourcing contract encompasses the management of entire business processes such as human resources or finance.

         2. Selling" application access. ASP services offer customers access to a new application environment without making up-front investments in the application licenses, servers, people and other resources. The ASP either owns the software or has a contractual agreement with the software vendor to license access to the software.

         3. Centrally managed. ASP services are managed from a central location rather than at each customer's site. Customers access applications remotely, such as over the Internet or via leased lines.

         4. One-to-many service. ASP services are designed to be one-to-many offerings. The ASP partners with other vendors to package standardized offerings (providing for minimal or no customization) that many companies will subscribe to over a specific contract period.

         5. Delivering on the contract. The ASP is the firm that is responsible, in the customer's eyes, for delivering on the customer contract, ensuring that the application service is provided as promised.

         The ASP industry is ideally suited for small- to mid-sized businesses. Unable to afford the huge fixed costs of network servers and IT staff to support them, small- and mid-sized businesses can turn to an ASP to take care of the responsibility, financial and staffing aspects. They pay a flat rate per user per month and are equipped with the latest and most sophisticated software applications that otherwise may be economically unfeasible. The ASP model is also easily scaleable and adaptable to the growth of the business it supports. With the help of ASPs, small- to mid-sized businesses will be able to better compete with their larger competitors.

         The ASP industry has many strengths that could make it very successful with resellers. First, more customers than ever have remote and/or mobile workgroups with specific functions that are more easily automated using Internet technologies. Second, the increasing costs of IT are making outsourcing a popular alternative. Third, the privacy of networks is much more secure using an ASP server than individual in-house servers. Finally, large vendors such as Oracle (which has set up a $100 million fund) have shown great confidence in fledgling ASPs. The ASP industry offers products and services that provide recurring revenue streams to resellers, a rarity for VARs.

         According to IDC, the number of customers of high-end ASPs (companies that provide hosting services for discrete applications) is expected to double or triple in the next few years as they become more familiar with the benefits of the ASP model and more confident in its reliability. According to IDC and Dataquest, the ASP market has been estimated to be $4.5 billion for pure ASP revenue and $22 billion for ASP and integration revenue in 2003.

         Today the area of computer telephony and voice technologies in general are becoming increasingly important for small- and mid-size businesses to embrace in order to survive and to successfully compete in their respective industries. At the same time the demand for these integrated solutions is growing rapidly, they are also becoming increasing complex to design, implement and support, thereby further helping to justify the outsourcing of the implementation and support of these solutions.

TECHNOLOGY

         The driving force behind Intraco's vision and technology is the telephone, which should remain the preferred means of communication for the foreseeable future. Statistically, there are ten times as many telephones as Web browsers, and phones, especially cell phones, are much more convenient to use. Via voice and speech recognition technologies, users will be able to communicate by simply speaking, without having to press keys, talk to an operator or agent (unless desired) or use a visually based Web browser. The communication will be completely automated and interactive, allowing for the ease and practicality of voice recognition without sacrificing the functionality of traditional services.

         Intraco's technology enables individuals to access the Internet using a phone. Being collocated at the ISP hosting the Website, database access to the visual Website multimedia is not delayed through "thin" or "traffic choked" "pipes" or router hop delays. This provides many advantages to the voice based Web access scenario. One example is audio files playback (e.g. - music clips, recorded news interviews, audio books). Playback is in the client server at the ISP where the audio media is located. Subsequently, there is no need for download across the slow network, no need to maintain continually outdated media players and no need for expensive higher bandwidth network access lines (i.e. ISDN, ADSL). This provides high performance and simple and low cost access.

         The infrastructure, typically rack mounted, has multiple voice circuit trunks lines coming in from the local exchange carriers central office. This receives the incoming calls and can originate outgoing calls (e.g. - event alerts). The software functions are:

         (i) Voice Browser - this is the "voice gateway" through which the computer based conversation is managed.

         (ii) Authentication, billing and accounting - to track all system usage from which bills are created.

         (iii) Voice recognition - to recognize and interpret your responses to prompts.

         (iv) TTS (Text-to-Speech) - a next generation variety to playback text based information retrieved from the network in response to your commands.

         The underlying technology that powers this capability was developed by firms such as Microsoft, Motorola, Nuance and Unisys, all having been instrumental in the development of speech recognition software. For example, Motorola and Microsoft each offers their own proprietary voice browser software enabling voice access to the Web. Companies such as Unisys and Nuance provide an extremely proficient natural language engine. Each of these firms offers important technology components of the overall solutions but lacks the overall expertise to integrate these pieces. Intraco has recognized this opportunity and as an early adopter and leader in this technology, intends to leverage its strategic relationships and apply its extensive technological expertise to integrate each separate capability into a single product solution.

SERVICE OFFERINGS

         In a very competitive global marketplace, businesses must focus on their core competencies and outsource non-strategic areas. Intraco's ASP model allows businesses to outsource certain information technology needs by allowing Intraco to provide the most advanced fundamental building blocks for small- to mid-size companies. Initially, Intraco will build an infrastructure of hardware and software to focus on the basic technology requirements of a business: Web services, phone services, messaging and networks. This offering is unique in the ASP market because almost all other ASPs are offering desktop or vertical applications.

Voice ASP

         The explosion of the Internet, especially the B2B market, along with the expansion of the ASP market has led to the rapid expansion of the number of commercial Websites and the hosting/co-location data centers that serve the

Websites. Through the Voice ASP suite of services, Intraco will provide a solution which will provide speech and voice recognition services to these Websites on an ASP basis through network service providers ("NSPs") such as Verio and Exodus Communications which host the Websites. These NSPs can incorporate Intraco's Voice ASP capabilities with their own value added services which they provide to Websites in addition to the standard Web hosting services. Intraco will also offer their Voice ASP services to B2B portals, which will subsequently offer the Voice ASP service as part of their standard service offerings. Additionally, Intraco plans to provide this new service themselves by hosting a mirrored site for customers or scripting and maintaining the voice enabled Website either on the customer's premise or at an Intraco site.

         Within the Voice ASP service line, Intraco intends to focus on three categories of products. The first is voice information that would enable a user to call into a Website and have specific information read to them over the telephone. For example, a traveling sales executive can access his company's Website from a cell phone and get order status or pricing information for his next customer call. The second product is voice commerce, which would enable a user with a traditional paper catalog to call a retailer's Website from a standard telephone and order products without involving a person in the transaction unless there is a need to do so. Not only does speech recognition provide increased convenience for the end consumer but also allows businesses to expand its distribution channels by providing customers Website access via standard telephones from anywhere on earth. This capability substantially reduces "missed or dropped" calls due to hold times and busy signals while simultaneously reducing personnel costs. The last product that stems from the voice browser is voice alerts. This product will be utilized to provide information alerts for a variety of users. One potential area which Intraco intends to target is construction and machinery auction sites. As these users are typically onsite, without computer access, they must be able to quickly react to pending contracts or competitors' bids. This automated process would allow users, via cell phones, to not only receive real time alerts and critical information but respond as well.

Virtual Office ASP

         With the Virtual Office ASP suite, Intraco is offering the basic building blocks for a business' telecommunications needs. Amongst the basic services offered will be: voice enabled e-mail, a service which allows a person to access their e-mail and have it read to them over the phone; unified messaging services including fax, e-mail and voicemail to a single voice-enabled message box and global follow-me/find-me; and basic telephony services such as call waiting and forwarding. This product offering will be extremely useful to a small- to mid-sized company that does not want to expend resources to hire operators and/or secretaries. Instead, a start-up can portray a hi-tech image by subscribing to these services, which provides them with voice enabled professional call center abilities. Intraco intends to expand its suite of service offerings through partnerships with providers of other applications typically needed by a business. Intraco intends to offer these services through B2B portals.

CTI and Other

         Intraco's CTI unit will continue offering speech recognition products that function as automated call centers or auto attendants. Callers, by stating the name of the person or department they are trying to reach, will be connected without human intervention. An auto attendant can handle multiple calls simultaneously without putting callers on hold; and works 24 hours a day, 365 days per year allowing access to people or their voicemail at any time. The product line can be delivered in English as well as most of the major non-U.S. languages.

         While at RMI, Walt Nawrocki, the Chief Executive Officer of Intraco, developed the best selling auto attendant product with the largest distribution network in the speech recognition industry with large corporate customers such as Merrill Lynch and Morgan Stanley Dean Witter. Intraco will leverage Mr. Nawrocki's strategic technology relationships and grow this product line into a solution many larger corporations could incorporate in their businesses.

SALES AND MARKETING

         Intraco's strategy is to focus its sales efforts on the large and growing B2B e-commerce market. Within the B2B model framework, Intraco intends to focus its sales and marketing efforts on the small- and mid-size business market sector in the U.S. Intraco will specifically rely on indirect marketing by utilizing established distribution channels, which ultimately offer Intraco's integrated products and services to end users. Intraco will also generate additional sales leads by utilizing its own sales staff and by leveraging off of its joint marketing agreements.

         Through its strategic agreements, Intraco has built solid relationships with many of the industry's leading technology companies, including Motorola, Microsoft, Emergin, Nuance and Unisys. Intraco's partners are fully committed to the success of Intraco's speech recognition and voice enabling products and should provide a significant source of leads for Intraco, augment technical sales expertise, and offer superb name recognition for marketing events and programs.

         The current sales management team at Intraco Systems has well over 100 years of combined experience in the technology industry, providing a strong ability to understand existing and new technologies as well as the ability to determine how to create and deliver value from integrating various technologies.

         The marketing group also intends to promote Intraco as a leading provider of voice enabled services through an on-going public relations program including trade shows, professional seminars and other promotional venues.

COMPETITION

         The new and rapidly changing ASP market is comprised of as many as 200 individual ASPs. In the near future however, analysts do not expect a great deal of head-to-head competition amongst ASPs in the small- and mid-sized business market. The speech recognition for Internet applications sector is even further in its infancy. This becomes a tremendous advantage for Intraco as they are the only speech recognition based applications vendor to have application development expertise for both Microsoft's and Motorola's products. By combining this technology with their own in-house expertise, Intraco maintains a unique advantage over any current competitor or potential market entrant.

         Considering the extensive experience and advanced technology required to successfully penetrate this market segment, barriers to entry are relatively high. Current and new competitors do not have the ability to offer comparable products and/or services without significant speech recognition and systems integration expertise. As a result, Intraco's current corporate and engineering infrastructure has provided a substantial time-to-market advantage.

         Intraco could potentially compete with a variety of competitors, including:

         o Voice enabling companies (primarily Websites) - Tellme Networks, @Motion and Online Anywhere (recently acquired by Yahoo! Inc.);

         o Virtual assistant companies - General Magic, Wildfire Communications and Webley Systems. These companies are developing applications for interactive response and voice verification for the Internet;

         o Communication services providers - AccessLine Technologies, Call Sciences and Intellivoice Communications; and

         o Large manufacturers and developers - Motorola, Microsoft, IBM and Lucent Technologies, all of which have significantly greater financial, technical and marketing resources but lack the expertise to integrate each of the components into a single source commercial solution.

         o Intraco believes the principal competitive factors in this segment of the industry include:

         o     Scope of services;

         o     Service delivery approach;

         o     Technical and industry expertise;

         o     Perceived value;

         o     Objectivity; and

         o     Results orientation.

INTELLECTUAL PROPERTY

         Intraco relies on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to protect proprietary rights and the proprietary rights of third parties. Intraco enters into confidentiality agreements with key employees, and limits the distribution of proprietary information.

EMPLOYEES

         As of March 20, 2000 Intraco had a total staff of 37 employees, comprised of 14 technical professionals, 15 sales and marketing personnel and 8 administrative personnel. No employees are represented by a labor union or subject to a collective bargaining agreement. Management believes that employee relations generally are good.

         Intraco's success will depend in large part upon the ability to attract, retain and motivate highly-skilled employees. Qualified technical professionals are in great demand and are likely to remain a scarce resource for the foreseeable future. However, management believes that Intraco has been successful in its efforts to attract, develop and retain the high-quality professionals needed to support present operations and future growth. Although Intraco expects to continue to attract sufficient numbers of highly-skilled employees and to retain senior personnel for the foreseeable future, there can be no assurance that Intraco will be able to continue to do so.

ITEM 2.  DESCRIPTION OF PROPERTY

         Intraco's corporate headquarters are located in approximately 6,800 square feet of leased office space in Boca Raton, Florida. The lease expires in October 2003 and provides for annual payments ranging from $84,060 in the first year to $98,431 in the fifth year. Intraco has two 5-year renewal options.

ITEM 3.  LEGAL PROCEEDINGS

         Banker's Leasing Association filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a Master Lease Agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco has filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker has answered Intraco's counterclaim and has now filed suit against AIM

Solutions, Inc., as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. AIM has not responded to the claims against it. Discovery has not yet commenced.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Intraco's Common Stock is quoted on the OTC Bulletin Board under the symbol INSY. The following table sets forth the average of the high and low bid prices of the Intraco's Common Stock as reported on the OTC Bulletin Board for each quarter from April 29, 1999 through December 31, 1999. The quotations are over-the-market quotations and, accordingly, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                  High Bid           Low Bid
                                                  --------           -------
1999
April 29, 1999 through June 30, 1999                 $7.75             $1.50
July 1, 1999 through September 30, 1999               2.25              1.75
October 1, 1999 through December 31, 1999             2.625              .875

         On March 28, 2000, the closing bid price for the Common Stock as reported on the OTC Bulletin Board was $5.75. As of March 28, 2000, there were 441 holders of record of the Intraco's Common Stock.

         The quotations in the foregoing table represent prices between dealers and do not include retail markup, markdown, or commissions paid and may not represent actual transactions. Such quotations are not necessarily representative of actual transactions or of the value of Intraco's securities.

DIVIDEND POLICY

         Intraco paid aggregate dividends of $8,483 on its preferred stock in 1999. Intraco is obligated under an agreement with it series A preferred holders to pay dividends for the first twelve months regardless of earnings. The remaining obligation is approximately $26,000 which Intraco will pay in April 2000.

         Intraco has not paid any cash dividends on its Common Stock since its inception. Intraco presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on Intraco's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

SALES OF UNREGISTERED SECURITIES

         In March 1999, Intraco entered into an agreement with H&J Investments to buy 866,300 shares of common stock at $1.00 per share. H&J issued to Intraco a 12-month note in the principal amount of $866,300, of which $446,300 has been paid as of December 31, 1999 and March 30, 2000. The due date has been extended an additional year.

         In 1998 and 1999 the Company sold 714,900 shares of convertible Series A, preferred stock, par value $.001, preference value $1.00 for gross proceeds of $714,900. Each share of Series A Preferred Stock is convertible into 1 share of common stock. The shares are callable by the Company. The sale of Series A Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         After completion of the Series A Preferred Stock offering in 1999, Intraco began a Series B Preferred Stock offering at $1.00 per share, and, issued 989,000 shares under Regulation S of preferred stock, for a total of $989,000. Each share of Series B Preferred Stock is convertible into 1 share of common stock, par value $.001. The shares are callable by the Company. The sale of Series B Preferred Stock was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         In June 1999, Intraco acquired the assets of Page Telecomputing and issued 60,000 shares of its common stock as consideration to Paul Baron

         In 1999 the Company issued 2,429,489 shares of common stock as part of the merger with CTE.

         In the first quarter of 2000, the Company sold 3,474,667 units for $4,805,799 net of cash fees to a total of 11 accredited investors. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $1.50. The sale of the units was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         In the first quarter of 2000, the Company sold 160,000 shares of restricted common stock for $200,000 to one accredited investor. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         In the first quarter of 2000, the Company issued 196,560 shares of restricted common stock as payment of fees.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion and analysis should be read in conjunction with Intraco's Consolidated Financial Statements and the Notes thereto included in Part II, Item 7 of this Report.

         The following discussion regarding Intraco and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including the no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in this report. Intraco does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management of the Intraco over time means that actual events are bearing out as estimated in such forward looking statements.

RESULTS OF OPERATIONS

OVERVIEW

         Intraco is an integrator of advanced speech recognition technologies and believes it is well positioned to remain a leading provider of voice enabled solutions. Intraco's competitive advantage lies in its unique ability to combine extensive in-house expertise with leading speech recognition technologies (i.e. voice browsers, natural language engines) to create first-to-market, comprehensive commercial solutions. Intraco plans to deliver these high value, high margin advanced technology solutions to small- and mid-sized businesses such as Websites/e-commerce companies and catalog-based retailers and larger businesses such as telecommunications companies. Ultimately, these solutions will voice enable a wide range of applications such as Web sites, e-commerce, catalog ordering, auctioning, paging, e-mail and unified messaging.

         Intraco is currently seeking to execute an aggressive growth strategy which includes both internal (product, sales and marketing expansion) and external (mergers and acquisitions) strategies. Intraco is currently seeking to acquire companies in the Telecommunications, Internet Development and Network Systems Integration areas. Additionally, Intraco, through relationships it intends to establish with Motorola, Microsoft, Unisys and Phonetic Systems, will incorporate new products and technologies into its product offering including phone access to Internet web sites and voice recognition driven auto-attendant products.

         Intraco was incorporated in Florida in March 1990. In April 1999, Intraco completed an exchange agreement with Custom Touch Electronics, Inc. ("CTE"), a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board, pursuant to which all outstanding shares of Intraco capital stock were exchanged for 10,531,500 CTE shares. The prior shareholders and promoters of CTE hold 2,429,489 shares and the Intraco shareholders at the time of the exchange hold 10,531,500 shares. As a result, Intraco Systems became a wholly-owned subsidiary of CTE and CTE changed its name to Intraco Systems, Inc. All references in this document to "Intraco" refer to the Nevada parent and the Florida subsidiary.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO DECEMBER 31, 1998

         Revenues. Revenues increased 8.1% from $2,704,931 for the year ended December 31, 1998 to $2,925,268 for the year ended December 31, 1999. This increase was primarily due to a $1,296,716 increase in systems/networks revenues, offset by a $1,076,379 decrease in service contract revenues. The Company has had a contract with Compaq Computer (previously Digital Equipment Corp.) for many years to resell support services. The profit margins on these contracts are below management's targets, and therefore, more resources are being directed toward developing businesses with higher profit margins and less emphasis is being placed on replacing those contracts that are not being renewed.

         Cost of revenues. Cost of revenues increased 26.4% to $2,165,581 for the year ended December 31, 1999 as compared to $1,712,720 for 1998. Cost of systems were $1,852,443 or 72.8% of systems revenues for the year ended December 31, 1999, compared to $638,885 or 51.2% of systems revenue for the corresponding period in 1998. Cost of service contracts were $313,138 or 82.5% of service contract revenue for the year ended December 31, 1999, compared to $1,073,835 or 73.7% for the corresponding period in 1998. As Intraco transitions into the higher margin, higher growth area of telecommunications services from its traditional hardware and network support services, Intraco has been impacted by the margin pressure on hardware being experienced throughout the industry. Intraco expects this situation to improve as a greater proportion of sales comes from the newer product offerings. These include computer telephony, speech recognition, application service provider (ASP) and others. Although there can be no assurances that this strategy will prove successful, management believes it is necessary for Intraco's long term viability.

         Selling, general and administrative. Selling, general and administrative expenses increased $1,159,663 or 111.7% to $2,197,492 for the year ended December 31, 1999 from $1,037,829 for the corresponding period in 1998. Most of the increase was due to salaries, facilities and the decision to aggressively pursue an acquisition strategy.

         Interest expense. Interest expense, net of interest income, decreased $33,487 from net interest expense of $34,577 in 1998 to $1,090 in 1999.

         Net loss. Intraco reported a net loss of $1,438,895 for the year ended December 31, 1999 and a net loss of $80,195 for 1998.

LIQUIDITY AND CAPITAL RESOURCES

         Intraco has incurred significant losses and has substantial negative cash flow from operations. Intraco's independent auditors have included a footnote in their annual report for the year ended December 31, 1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least during the first half of 2000. Intraco recently received approximately $5.4 million from equity private placements and is currently offering preferred stock to institutional investors in a private offering. Intraco will require additional funding to cover current operations and the implementation of its business plan. There can be no assurance that additional funds will be raised through these offerings or otherwise.

         At December 31, 1999, Intraco's current assets were $790,220 and current liabilities, $1,330,725 resulting in a negative working capital ratio. As adjusted for Intraco's recent financing, the Company's current assets and current liabilities are $5,796,020 and $1,330,725, respectively. Management is aggressively seeking to raise additional investment capital, both for working capital (current obligations) as well as to finance its growth and acquisition strategy. Although there can be no assurance that management will be successful in securing the needed capital, management is in discussion with potential investors and is optimistic that additional funding will be available.

         Intraco had $151,725 of cash on hand at December 31, 1999, compared $32,245 at the same time last year. Net cash used in operations for the year ended December 31, 1999, was $1,104,543. This deficit was funded by the sale of common and preferred stock. The Company also repaid $294,147 of debt and incurred costs of $283,153 in recapitalizing and merging with CTE.

         Intraco intends to pursue expansion and acquisition plans, which may include the opening of additional facilities, both domestically and internationally, as well as the acquisition of additional facilities and/or companies. The success and timing of any such plans and required capital expenditures are unpredictable and Intraco has no current arrangements with respect to any such acquisition. Funding for such plans could be a combination of issuance of additional equity, additional borrowings and profits from operations. Intraco cannot make any assurances that such funding would become available for such plans. Also, because Intraco is operating at a loss, it will need to secure additional funding to continue existing operations. No assurance can be made that such funding will be forthcoming and if forthcoming, be available at reasonable rates.

         FACTORS THAT MAY AFFECT FUTURE RESULTS

         You should carefully consider the following risks in evaluating Intraco. The risks described below are not the only ones that we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. Our business, operating results or financial condition could be materially adversely affected by any of the following risks. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment. You should also refer to the other information set forth in this Report, including our financial statements and the related notes.

Intraco cautions readers that certain important factors may affect Intraco's actual results and could cause those results to differ significantly from any forward-looking statements made in this report or otherwise made by or on behalf of Intraco. For this purpose, any statements contained in this report that are not statements of historical fact should be considered to be forward-looking statements. Words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue" or the negatives of those words, or other comparable terminology, are intended to identify forward-looking statements. These statements appear in a number of places in this report and include statements as to the intent, belief or expectations of Intraco and its management.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    The following important factors, among others, could cause actual results to differ from those indicated in forward-looking statements made in this document. The following factors contain some forward-looking statements. Forward-looking statements give current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use words such as "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. In particular, these include statements relating to our anticipated operating results for the year ending December 31, 1999, and our anticipated cash flow and to future actions, future performance or results of current and anticipated sales and marketing efforts, expenses, the outcome of contingencies, and other financial results. From time to time, Intraco or its management may provide oral or written forward-looking statements in other materials released to the public.

         Any or all forward-looking statements in this document and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

         Neither Intraco nor its management undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any further disclosures made on related subjects in future filings with the SEC.

         SHIFT IN FOCUS. With the recent hiring of Walt Nawrocki as Chief Executive Officer, Intraco has shifted its business focus towards providing speech recognition products and services. As a result of this recent shift in focus, Intraco's business model is still in development. Although it is in discussions with several prospective clients, Intraco has not yet sold any of its newly developed speech recognition products and services and demand for these products and services is uncertain. Additionally, Intraco's previous financial history is not a good indication of how the business is doing or how it is evolving. Because of these factors, an evaluation of Intraco's business is difficult.

         LOSSES AND ACCUMULATED DEFICIT; ABILITY TO CONTINUE AS A GOING CONCERN. For the year ended December 31, 1999, Intraco reported a net loss of $1,438,895. As of December 31, 1999, Intraco had an accumulated deficit of $2,084,303, and stockholders' deficit of $237,635, although as a result of the recent private offerings Intraco now has positive stockholders' equity. Intraco is not currently profitable and there can be no assurance that Company will operate profitably in the future and that Intraco will not continue to sustain losses. Continued losses could materially and adversely affect Intraco's business.

         NEED FOR ADDITIONAL CAPITAL. Intraco cannot be certain that additional financing will be available to it on favorable terms when required, or at all. If Intraco raises additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of the Preferred Shares, and its purchasers may experience additional dilution. Intraco requires substantial working capital to build its ASP infrastructure, for marketing and promotion, and to fund its general business operations. Without any outside borrowing, Intraco currently anticipates that the net proceeds of this Offering, together with its available funds, will be sufficient to meet its anticipated needs for working capital and capital expenditures through at least the next 15 months. After that, Intraco may need to raise additional funds.

         RAPID GROWTH. If Intraco is successful in implementing its business plan, its operations will expand rapidly. This rapid expansion could place significant strain on Intraco's management, financial and other resources. Intraco's ability to manage future growth, if it occurs, will depend upon its ability to control costs, significantly expand Intraco's financial and operating capabilities, maintain Intraco's operations support systems and expand, train and manage Intraco's employee base. If Intraco is unable to do this successfully, its prospects, financial condition and results of operations could be materially adversely affected.

         DEPENDENCE ON STRATEGIC SOFTWARE RELATIONSHIPS. Intraco obtains software products pursuant to agreements with Motorola, Unisys, Nuance and Lernout and Hauspie and intends to enter into additional agreements in the future. Intraco offers services based on the integration of these software packages to clients as part of their ASP solution. The provision of such software, as well as any additional software offerings, is critical to Intraco's ASP expansion strategy. If one or more of Intraco's existing relationships with its key software partners were to be terminated or not renewed, Intraco could be faced with discontinuing products or services or delaying or reducing introduction of services unless Intraco could find, license and offer equivalent software packages.

         All of Intraco's third party agreements are non-exclusive. Intraco's competitors could also license and offer software products that Intraco offers as part of its ASP services. Intraco cannot be sure that its current strategic vendors will continue to support the software Intraco currently licenses from them in current form, nor can Intraco be sure that it will be able to adapt its systems to changes in such software. Furthermore, Intraco cannot be sure that financial or other difficulties will not be faced by such vendors which would have a material adverse effect on the software offered by these vendors.

         DEPENDENCE ON INFRASTRUCTURE PROVIDERS. Intraco depends on certain third party suppliers, including telecommunications and network management software providers, to supply key infrastructure components for the provision of Intraco's ASP services. Some of these components or applications are only available from limited sources or sole providers in the quality and quantity Intraco demands. Any failure to obtain necessary products or services in a timely manner and at an acceptable cost could have a material adverse affect on Intraco's business, results of operations and financial condition.

         DEPENDENCE ON KEY PERSONNEL. The success of Intraco is dependent on the services of Walt Nawrocki, its Chief Executive Officer, Jack Berger its President, Secretary and Director and other key personnel. The loss of the services of Mr. Nawrocki, Mr. Berger or other key personnel could have a material adverse effect on Intraco's business. Intraco has entered into employment agreements with certain of its key personnel, including Mr. Nawrocki and Mr. Berger. Intraco does not currently maintain key man life insurance policies for any of its officers or other personnel.

         INTELLECTUAL PROPERTY. Intraco's success is dependent, in part, on methodologies used in designing, installing and integrating computer software and systems and other proprietary intellectual property. Intraco relies on a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect Intraco's proprietary rights and the proprietary rights of third parties. Intraco also enters into confidentiality agreements with its key employees and limits distribution of proprietary information. There can be no assurance that the steps taken in this regard will be adequate to deter misappropriation of proprietary information or that management will be able to detect unauthorized use and take appropriate steps to enforce the intellectual property rights.

         Although Intraco believes that its services do not infringe the intellectual property rights of others and that it has all rights necessary to utilize the intellectual property employed in its business, Intraco is subject to the risk of claims alleging infringement of third-party intellectual property rights. Any such claims could require Intraco to spend significant sums in litigation, pay damages, develop non-infringing intellectual property, or acquire licenses to the intellectual property that is the subject of an asserted infringement claim.

         Although Intraco's various dealer agreements do not generally allow Intraco to use the trademarks and trade names of these various manufacturers, the agreements do permit Intraco to refer to itself as an "authorized representative" or an "authorized service provider" of the products of those manufacturers and to use their trademarks and trade names for marketing purposes. Intraco considers the use of these trademarks and trade names in its marketing efforts to be important to its business.

         DEPENDENCE ON MAJOR CUSTOMERS. To date, Intraco's sales have been highly concentrated. During 1998, approximately 29% of Intraco's total revenues were derived from one customer and 65% from its top 10 customers. If Intraco were to lose any of its major customers, its operating results and financial conditions could be adversely affected.

         ATTRACTION AND RETENTION OF EMPLOYEES. Intraco's success depends, in large part, on its ability to attract, develop, motivate and retain technical professionals. At December 31, 1999, approximately 30% of Intraco's employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future.

There can be no assurance that Intraco will be able to attract and retain sufficient numbers of technical professionals in the future. An increase in turnover rates could have a material adverse effect on Intraco's business, including its ability to secure and complete engagements and obtain new business, which could have a material adverse effect on Intraco's operating results and financial condition.

         RAPID TECHNOLOGICAL CHANGE. Intraco's success will depend in part on its ability to develop solutions that keep pace with continuing changes in speech recognition technology, evolving industry standards and changing client preferences. There can be no assurance that Intraco will be successful in adequately addressing these developments on a timely basis or that, if these developments are addressed, Intraco will be successful in the marketplace. In addition, there can be no assurance that products or technologies developed by others will not render Intraco's services noncompetitive or obsolete. Intraco's failure to address these developments could have a material adverse effect on Intraco's operating results and financial condition.

         RELIANCE ON JOINT MARKETING AGREEMENTS. Intraco currently has a joint marketing agreement with Motorola and intends to enter into additional agreements in the future. Intraco utilizes these agreements for its advertising and promotional programs. While these programs have been available to Intraco in the past, there is no assurance that these programs will be continued. Any discontinuance or material reduction of these programs could have an adverse effect on Intraco's operations and financial results.

         DEPENDENCE ON THE INTERNET AND ON THE GROWTH OF ONLINE COMMERCE. Intraco's future revenues substantially depend upon the increased acceptance and use of the Internet and other online services as a means to access information and as a medium for commerce. Rapid growth in the use of the Internet, the Web and online services is a recent phenomenon. As a result, acceptance and use may not continue to develop at historical rates and a sufficiently broad base of customers may not adopt and/or continue to use the Internet and other online services as a means to access information and as a medium for commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

         In addition, the Internet may not be accepted as a viable long-term commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. If the Internet continues to experience significant expansion in the number of users, frequency of use or bandwidth requirements, the infrastructure for the Internet may be unable to support the demands placed upon it. In addition, the Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased governmental regulation. Changes in, or insufficient availability of, telecommunications services to support the Internet also could result in slower response times and adversely affect usage of the Internet.

         FUTURE COMPETITORS. The market for IT services is very competitive because of the large number of competitors and the rapidly changing environment. Although the speech recognition market is still in its relative infancy, primary competitors could include participants from a variety of market segments, including voice enabling companies, communication services providers, virtual assistant companies and large manufacturers and developers. Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than Intraco. There can be no assurances that Intraco will compete successfully with its existing competitors or with any new competitors.

         MANAGEMENT INFORMATION SYSTEM. Intraco relies upon the accuracy and proper utilization of its management information system to provide timely distribution services, manage its inventory and track its financial information. To manage its growth, Intraco is continually evaluating the adequacy of its existing systems and procedures and continues to update and integrate critical functions. Intraco anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as Intraco grows and the needs of its business change.

There can be no assurance that Intraco will anticipate all of the demands which its expanding operations will place on its management information system. The occurrence of a significant system failure or Intraco's failure to expand or successfully implement its systems could have a material adverse effect on Intraco's operations and financial results.

         SECURITY RISKS. Questions surrounding the secure transmission of confidential information to and from Intraco's secure data center form a barrier to the growth of Intraco's ASP services. Intraco's ASP services rely on encryption and authentication technology licensed from third parties to provide the security required to safely transmit confidential information. While Intraco has implemented a variety of state of the art network security systems to protect against unauthorized access, computer viruses, other intentional acts and accidents and disruptions may occur. Intraco's clients may experience service interruptions or delays as a result of accidental or intentional disruptions. Such acts could jeopardize the security of confidential client information. This could potentially result in liability to Intraco, loss of existing clients or the loss of reputation leading to difficulties in attracting new clients. Although Intraco plans to continuously upgrade its security systems, such measures have been circumvented in the past and Intraco's security could be circumvented in future. The costs required to avoid the intrusion of or to eliminate computer viruses or to alleviate other potential or real security threats could be expensive and any additional efforts required to address security issues could result in service interruptions or delays to clients which would have a material adverse effect on Intraco's business, results of operations and financial condition.

         PROJECT RISKS. Many of the engagements Intraco plans to undertake involve projects that are critical to the operations of its clients' businesses and provide benefits that may be difficult to quantify. Intraco's failure or inability to meet a client's expectations in the performance of its services could result in a material adverse change to the client's operations and therefore could give rise to claims against Intraco or damage Intraco's reputation, adversely affecting its business, operating results and financial condition.

         ACQUISITION GROWTH AND INTEGRATION. Intraco believes that acquisitions are one of the methods it can use to increase its presence in existing markets, expand into new geographic markets, add experienced service personnel, gain new product offerings and services, obtain more competitive pricing as a result of increased purchasing volumes of particular products and improve operating efficiencies through economies of scale. Integration of acquisitions may involve a number of risks that could have a material adverse effect on Intraco's operating results and financial condition, including: restructuring charges associated with the acquisitions and other expenses associated with a change of control; non-recurring acquisition costs such as accounting and legal fees; investment banking fees; amortization of acquired intangible assets; recognition of transaction-related obligations and various other acquisition-related costs; diversion of management's attention; difficulties with retention, hiring and training of key personnel; and risks of incurring unanticipated problems or legal liabilities.

         VARIABILITY OF QUARTERLY OPERATING RESULTS. Intraco has experienced, and may in the future continue to experience, fluctuations in its quarterly operating results. Factors that may cause Intraco's quarterly operating results to vary include the success of new services, number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Certain of these factors may also affect Intraco's personnel utilization rates which may cause further variation in quarterly operating results. The timing of revenues is difficult to forecast because Intraco's sales cycle is relatively long and Intraco's services are impacted by both the financial condition and management decisions of its clients and general economic conditions. Because a high percentage of Intraco's expenses are relatively fixed at the beginning of any period and Intraco's general policy is to not adjust its staffing levels based upon what it views as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of Intraco's engagements are, and may be in the future, terminable by its clients without penalty. A termination of a major project could require Intraco to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel.

Due to all of the foregoing factors, there can be no assurance that Intraco's results of operations will not be below the expectations of investors for any given fiscal period or periods.

         EFFECT OF ANTI-TAKEOVER PROVISIONS. The Intraco Board has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by Intraco stockholders. The rights of the holders of Intraco Common Stock will be subject to, and may be adversely affected by, the rights of the holders of preferred stock. While Intraco has no present intention to issue shares of preferred stock beyond the Series C Preferred Shares, such issuance, while providing desired flexibility in connection with possible acquisitions or other corporate purposes, could have the effect of delaying, deferring or preventing a change in control of Intraco and entrenching current management. In addition, such preferred stock may have other rights, including economic rights senior to those of the Intraco Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Intraco Common Stock.

         A number of provisions of Intraco's Amended and Restated Certificate of Incorporation and By-Laws and the Nevada General Corporation Law relating to matters of corporate governance, certain rights of Directors, and the issuance of preferred stock without stockholder approval, may be deemed to have and may have the effect of making more difficult, and thereby discourage a merger, tender offer, proxy contest or assumption of control and change of incumbent management, even when stockholders other than Intraco's management or principal stockholders consider such a transaction to be in their best interest.

VOLATILITY OF STOCK PRICE

         The trading price of our Common Stock has been, and in the future is expected to be, volatile and we expect to experience further market fluctuations as a result of a number of factors, including:

|X|      current and anticipated results of operations;
|X|      changes in our business, operations or financial results;
|X|      general market and economic conditions;
|X|      competition;
|X|      the number of shares outstanding;
|X|      the number of market makers in our stock;
|X|      lumber prices; and
|X|      other factors.

WE DO NOT ANTICIPATE PAYING DIVIDENDS

         We have never paid any cash dividends on our Common Stock and we do not anticipate paying cash dividends on our Common Stock in the foreseeable future. The future payment of dividends is directly dependent upon our future earnings, capital requirements, financial requirements and other factors to be determined by our Board of Directors. For the foreseeable future, it is anticipated that earnings, if any, which may be generated from our operations will be used to finance our growth. See "Dividend Policy."

SALES BY EXISTING STOCKHOLDERS COULD DEPRESS THE MARKET PRICE OF OUR COMMON
STOCK

         If our stockholders sell substantial amounts of our Common Stock (including shares issued upon the exercise of outstanding options), the market price of our Common Stock could fall. We have outstanding 18,169,969 shares of Common Stock, of which 1,796,511 shares are freely tradable in the public market, and of which 16,373,458 shares are "restricted securities" under the Rule 144. In April 2000, approximately 3,500,000 shares of restricted securities not owned by officers or directors become eligible for sale under Rule 144. Our officers, directors and employees own options to purchase up to 8,244,800 additional shares of Common Stock. The exercise prices for some of these options are substantially below the current market price.

         Restricted securities may only be sold pursuant to an effective registration statement under the Securities Act or in compliance with Rule 144 under the Securities Act or other exemption from registration. Rule 144 provides that a person holding restricted securities for a period of one year may sell such securities during any three-month period, subject to certain exceptions, in limited amounts. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not our affiliate and who has held the shares for a two year holding period. No predictions can be made as to the effect, if any, that market sales of such shares or the availability of such shares for future sale will have on the market price of the Common Stock prevailing from time to time.

WE MAY ISSUE PREFERRED STOCK TO RESIST TAKEOVERS

         Our Articles of Incorporation authorizes 10,000,000 shares of preferred stock, of which 1,752,900 shares are issued and outstanding. As provided in our Articles of Incorporation, preferred stock may be issued by resolutions of our Board of Directors from time to time without any action of the stockholders. These resolutions may authorize issuance of the preferred stock and set dividend and liquidation preferences, voting rights, conversion privileges, redemption terms and other privileges and rights. Accordingly, our Board of Directors may, without stockholder approval, issue additional preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or the rights of the holders of our Common Stock. The preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Intraco.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached a the end of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following personnel serve as the directors and executive officers of Intraco:

Name                             Age    Position
----                             ---    --------
Walt Nawrocki                    54     Chief Executive Officer
Jack Berger                      45     President, Secretary and Director
Robert Marcus                    56     Chief Financial Officer and Treasurer
Robert Hildreth, Jr.             66     Chairman of the Board of Directors
William D. Hager                 53     Director
Benjamin W. Krieger              62     Director

         WALT NAWROCKI joined Intraco in November 1999 as Chief Executive Officer. Prior to joining Intraco, Walt served as President, Chief Executive Officer and Director of Registry Magic Inc. Under Mr. Nawrocki's direction, Registry Magic established the Virtual Operator as the industry leader in product sales for speech driven auto attendants, while creating the largest dealer network and garnering the most awards in the speech recognition industry. The Virtual Operator is installed in Fortune 500 companies and is being sold outside the U.S. in several languages. While at Registry Magic, Mr. Nawrocki also entered into agreements with Microsoft and Motorola to speech enable Internet Websites using technology from both companies. Mr. Prior to joining Registry Magic, Mr. Nawrocki spent over 30 years at IBM where he was employed in positions of increasing responsibility, becoming Manager for Worldwide Product Development and Business Management in August of 1992. In such capacity, he oversaw a number of business areas, including speech products, and was responsible for acquisitions, joint development and OEM licensing programs. His working teams have been honored with five Byte Magazine awards for speech recognition products and an IBM Market Driven Quality award for customer requirements and customer satisfaction.

         JACK BERGER, currently President, Secretary and Director, was the founder and had been Chief Executive Officer of Intraco from its inception in 1990 until November 1999. Mr. Berger has over 20 years of experience in the domestic and international computer systems industry. When he formed Intraco, it initially specialized in exporting computer hardware and established strategic relationships with some of the largest companies in Europe and the Pacific Rim. Mr. Berger then refocused the product and marketing strategy into higher margin, higher value added technology solutions and shifted focus to the domestic market. Prior to Intraco, Mr. Berger worked for ten years at the Real Time Products Division of Computer Products, Inc., where he held several key positions. These included managing the Production Control activity, which resulted in the division meeting its quarterly revenue goals ahead of schedule for the first time, and establishing and managing the Sales Support department, which was responsible for supporting all sales activity on a global basis. Mr. Berger then became the International Sales Manager with responsibility for all sales outside of the domestic U.S. During this time Mr. Berger was able to utilize his entrepreneurial skills to establish and manage an effective worldwide organization of distributors that continuously met its revenue goals. This combination of management and entrepreneurial skills gives Mr. Berger a unique set of experiences covering many strategic aspects of the computer industry. Mr. Berger has a BSEE from the University of Miami.

         ROBERT MARCUS joined Intraco in January 1999 as Chief Financial Officer and Treasurer. Prior to Intraco he was a partner in American Imprints, LLC, an advertising specialty company, from 1996 to 1998; Chief Executive Officer of In-Store Opportunities, Inc., a marketing and display company serving major food manufacturers, from 1991 to 1996, and Chief Financial Officer from 1988 to 1990; and Chief Operating Officer and Chief Financial Officer of Pioneer Communications Network, a publicly-traded publishing company, from 1985 to 1988. He previously worked for the Xerox Corporation from 1972 to 1985 in the Information Resources Group in various positions including Manager of Financial Planning & Analysis, Assistant Controller and Manager of Business Development with responsibility for mergers and acquisitions. During this time, Mr. Marcus was instrumental in completing the acquisition of the microfilm business of the New York Times. Mr. Marcus holds a BS from C.W. Post College and an MBA from the University of Connecticut.

         ROBERT HILDRETH, JR. is the Chairman of the Board of Directors and was the first member of the Board of Advisors formed in May of 1998. Mr. Hildreth brings a broad scope of experience to Intraco, with over 30 years in the domestic and international financial community. He is currently President of Hildreth Associates, a consulting firm, and was formerly the International Director of the law firm of LeBouef, Lamb, Leiby & McRae, a Senior Utility Advisor to Goldman Sachs & Co., a Managing Director of Investment Banking for Merrill Lynch and a Director of Merrill Lynch International Bank in London. Mr. Hildreth is also a director of MerchantOnline.com, Inc., a provider of e-commerce services to merchants.

         WILLIAM D. HAGER was elected a director in March 2000. He has been on Intraco's Board of Advisors since its inception in 1998. He has been a principal with Risk Metrics Corporation since 1998. Prior thereto, he was the president and chief executive officer of NCCI, the nation's largest workers compensation and health care informatics corporation. During his service with NCCI, it employed 1,000 people in 15 national offices and generated annual revenues approaching $150 million. He is currently chairman of the board and CEO of Cenetec LLC, a technology accelerator located in Boca Raton, Florida.

         BENJAMIN W. KRIEGER was elected a director in March 2000. He has been on Intraco's Board of Advisors since its inception in 1998. He specializes in the pulp and paper, packaging, graphic arts and distribution industries. From 1983 to 1990, he was president and chief executive officer of Ris Paper Company, a private paper distribution company with 26 distribution centers and annual sales of approximately $500 million.

Messrs. Hager and Kreiger will serve on the audit committee.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         To Intraco's knowledge, based solely on a review of the copies of such reports furnished to Intraco and on representations that no other reports were required, Form 3s were not timely filed by Messrs. Berger, Nawrocki and Marcus.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table summarizes all compensation accrued by Intraco in each of the last three fiscal years for Intraco's executive officers serving as such whose annual compensation exceeded $100,000.


                                                  Annual Compensation                                 Compensation
     Name and                                 -----------------------------                         -----------------
     Principal Position           Year                  Salary($)        Bonus        Other(1)          Options
     ---------------------------- --------    --------------------     -----------    ----------    -----------------
     Jack Berger, President        1999                137,800             0           $6,000             --
                                   1998                137,800             0                0
                                   1997                 99,900             0                0

--------------
(1)      Includes automobile expense.

EMPLOYMENT AGREEMENTS

Intraco entered into a three-year employment agreement with Jack S. Berger, effective as of January 1, 1998 and amended effective January 1, 2000, pursuant to which he serves as Intraco's president and secretary. The agreement now expires December 31, 2002. The agreement provides for an annual salary of $160,000., The base salary shall be adjusted at the end of each year of employment at the discretion of the board of directors.

The agreement also provides that Mr. Berger's employment may be terminated at Intraco's discretion during the initial term, provided that Intraco shall pay Mr. Berger an amount equal to payment at his base salary rate for the remaining period of the initial term, plus an amount equal to 50% of his base salary. In the event of such termination, Mr. Berger is not entitled to any incentive salary payment of any other compensation then in effect, prorated or otherwise. At its discretion, Intraco may also terminate Mr. Berger any time after the initial term, provided that in such case Mr. Berger shall be paid 50% of his then applicable base salary. In the event of such termination, Mr. Berger shall not be entitled to receive any incentive salary payment or any other compensation then in effect, prorated or otherwise.

In the event that Mr. Berger is in breach of any material obligation owed to Intraco, habitually neglects the duties to be performed under the agreement, engages in any conduct which is dishonest, damages the reputation or standing of Intraco, or is convicted of any criminal act or engages in any act of moral turpitude, then Company may terminate the agreement upon five days notice to Mr. Berger. In the event of such termination, Mr. Berger shall be paid only at the then applicable base salary rate up to and including the date of the termination, and shall not be paid any incentive salary payments or other compensation, prorated or otherwise.

Intraco entered into a three-year employment agreement with Walt Nawrocki, effective as of September 24, 1999 and amended effective January 1, 2000, pursuant to which he serves as Intraco's chief executive officer. The agreement provides for an annual salary of $175,000. The base salary shall be adjusted at the end of each year of employment at the discretion of the board of directors. The agreement otherwise has similar terms to Mr. Berger's agreement.

Intraco entered into a three-year employment agreement with Robert Marcus, effective as of January 18, 1999, as amended in September and December 1999, pursuant to which he serves as Intraco's Chief Financial Officer. The agreement provides for a base salary of $145,000 commencing in January 2000. Further increases will be at the discretion of the board of directors.

STOCK OPTION PLANS

         Intraco has adopted a stock option plans to attract and to induce officers, directors and key employees of Intraco to remain with Intraco. The plan will provide for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for nonstatutory options. No more than fifteen percent (15%) of the Common Stock outstanding will be reserved for issuance upon exercise of options to be granted from time-to-time. The 1998 Stock Option Plan (the "Plan") was approved in 1998 and amended in 1999 to increase the number of shares available for grant to 10,000,000 from 2,000,000.

         As of March 22, 2000, an aggregate of 8,244,800 options were outstanding under the Plan with exercise prices of $.25 to $3.94. These options vest immediately to over a five-year period and expire from two years to ten years. In 1999, an aggregate of 6,789,800 were granted in 1999, including 4,000,000 to Mr. Nawrocki and 2,000,000 to Mr. Marcus.

         The Plan provides for options which will qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, as well as for options which do not so qualify. The Board may terminate the Plan or may amend the Plan in such respects, as it shall deem advisable. The Board may unilaterally amend the Plan and Incentive Awards as it deems appropriate o ensure compliance with Rule 16b-3 and to cause Incentive Awards to meet the requirements of the Code, including Code section 422, and regulations thereunder.

         All present and future employees of Intraco or of any parent or subsidiary of Intraco ("Employee") and any person retained to provide services to Intraco (other than as an Employee, a member of the Board of Directors or a member of the board of directors of any subsidiary or parent of Intraco), and who is selected by the committee to be eligible to receive Incentive Awards under the Plan ("Selected Advisors").

         All present and future Non-Employee Directors are eligible to receive Non-Statutory Options") under the Plan. Non-Employee Directors shall not be entitled to receive any other form of Incentive Award under the Plan.

         The exercise price of shares of Company Stock covered by an Incentive Stock Option cannot be less than 100% of the fair market value of such shares on the date of grant; provided that if an Incentive Stock Option is granted to an Employee who, at the time of the grant, is a 10% Shareholder, then the exercise price of the shares covered by the Incentive Stock Option will not less than 110% of the fair market value of such shares on the date of grant. The exercise price of Nonstatutory Stock Options will not less than 85 % of fair market value of such shares on the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of the close of business on March 28, 2000 (a) the name, address and number of shares of each person known by Intraco to be the beneficial owner of more than 5% of Intraco's Common Stock and
(b) the number of shares of Common Stock owned by each director and all officers and directors as a group, together with their respective percentage holdings of such shares:

                                                  AMOUNT OF
                    NAME AND                     BENEFICIAL
                   ADDRESS OF                   OWNERSHIP OF
              BENEFICIAL OWNER(1)                   STOCK                  %
------------------------------------------ ------------------------    ---------

Jack Berger                                     8,109,000 (2)           44.6%

Walt Nawrocki                                   4,000,000 (3)           18.0

Robert Marcus                                   2,000,000 (4)            9.9

Robert Hildreth, Jr.                             235,400 (5)             1.3

William D. Hager                                 170,000 (6)              *

Benjamin W. Kreiger                               90,000 (7)              *

All Officers and Directors                    14,604,400                59.6
as a Group (six persons)

    *    Less than 1%
    (1) The address of all persons listed above is 3998 FAU Boulevard, Boca Raton, Florida 33431.
    (2) Messrs. Berger and Nawrocki have entered into a voting agreement with respect to their shares. See "Item 12--Certain Relationships and Related Transactions."
    (3)  Includes options to acquire 4,000,000 shares.
    (4)  Includes options to acquire 2,000,000 shares.
    (5) Includes 20,400 shares of common stock, 20,000 shares issuable upon conversion of preferred stock and options to acquire 195,000 shares.
    (6)  Includes options to acquire 70,000 shares.
    (7)  Includes options to acquire 70,000 shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         From time to time, Intraco has loaned funds and sold products to Intraco, Ltd., which is owned by Jack Berger, Intraco's President. In 1997, Intraco sold products valued at $216,000 and received cash payments of $82,590 and in 1998 sold products valued at $235,255 and received cash payments of $199,126. The remaining $169,539 was converted into a note receivable bearing interest at 6% per annum and payable in 36 monthly installments. In 1999, $74,000 was collected and the remaining $48,000 was determined to uncollectable.

         In May 1997, Intraco entered into a consulting agreement with Vestar Capital Corporation pursuant to which Vestar provides organizational and strategic planning services. Vestar assisted Intraco with an internal reorganization in 1998 and assisted in the identification of potential acquisitions. The compensation under this agreement provided for monthly fees of $3,000 through February 1998, and $1,650 per week thereafter. Vestar was also issued 891,000 shares of common stock, which represented 9.9% of the then-outstanding shares, and had the right to be issued warrants to maintain its 9.9% interest for all issuances of capital stock until May 2000 as an anti-dilution provision. During March 1999, Intraco issued to Vestar warrants to purchase 150,000 shares of common stock at $0.25 per share in exchange for the cancellation of the anti-dilution clause of its 1997 agreement.

         In April 1999, Intraco completed an exchange agreement with CTE, a Nevada corporation with no material operations whose common stock traded on the Bulletin Board, pursuant to which all outstanding shares of Intraco capital stock were exchanged for 10,531,500 CTE shares. The prior shareholders and promoters of CTE hold 2,429,489 shares and the Intraco shareholders at the time of the exchange held 10,531,500 shares. As a result, Intraco became a wholly-owned subsidiary of CTE and CTE changed its name to Intraco Systems, Inc. A total of 1,487,298 shares were issued to Jensen Services and Associates for services associated with the exchange agreement.

         In April 1999, Intraco entered into an agreement with H&J Investments to sell, on Intraco's behalf, 866,000 shares of Common Stock at $1.00 per share to non-U.S. investors. H&J issued to Intraco a 12-month note in the principal amount of $866,000, of which $420,000 has been paid as of December 31, 1999.

         In March 2000, Jack Berger and Walt Nawrocki entered into a voting agreement pursuant to which they agreed to share equally in voting the shares owned by each of them. They also agreed to vote all of the shares of Intraco securities to which he is entitled to vote in favor of the other person in the election of Intraco directors and to not take any action, directly or indirectly, that will assist, facilitate, encourage or solicit another party in the removal of the other from Intraco board or from their current positions as executive officers of Intraco.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
Exhibit No.         Description
-----------         -----------
2.1                 Exchange Agreement among Intraco Systems, Inc., Custom Touch
                    Electronics, Inc. (1)
3.1                 Amended and Restated Certificate of Incorporation(1)
3.2                 Bylaws(1)
10.1                Stock Option Plan(1)
10.2                Employment Agreement between Intraco and Jack Berger(1)
10.2(a)             Amendment to Berger Employment Agreement
10.3                Employment Agreement between Intraco and Bob Marcus(1)
10.3(a)             Amendment to Marcus Employment Agreement
10.4                Employment Agreement between Intraco and Carlos Munoz(1)
10.5                Agreement for Professional Consulting Services between
                    Intraco and Vestar Capital(1)
10.6                Letter Agreement between Intraco and Digital Equipment
                    Corporation(1)
10.7                Employment Agreement between Intraco and Walt Nawrocki
10.8                Voting Agreement between Jack Berger and Walt Nawrocki
27.1                Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB.

*Management compensation plan or arrangement

(b) Intraco did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTRACO SYSTEMS, INC.

Date: March 31, 2000                  By:    /s/ JACK BERGER
                                             -----------------------------------
                                             Jack Berger, President



              In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  Signature                                   Title                     Date
  ---------                                   -----                     ----

   /s/, ROBERT HILDRETH, JR.         Chairman of the Board        March 31, 2000
  ---------------------------
  Robert Hildreth, Jr

   /s/ JACK BERGER                   President and Director       March 31, 2000
  ---------------------------
  Jack Berger

   /s/ WALT NAWROCKI                 Chief Executive Officer
  ---------------------------        and Director
  Walt Nawrocki                                                   March 31, 2000

   /s/ ROBERT MARCUS                 Chief Financial Officer      March 31, 2000
  ---------------------------        (Principal Financial
  Robert Marcus                      and Accounting Officer)

   /s/ WILLIAM D. HAGER              Director                     March 31, 2000
  ---------------------------
  William D.Hager

   /s/ BENJAMIN W. KREIGER           Director                     March 31, 2000
  ---------------------------
  Benjamin W. Kreiger

                              INTRACO SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                TABLE OF CONTENTS






Independent Auditor's Report..................................................1

Financial Statements:

   Balance Sheets...........................................................2-3

   Statements of Operations ..................................................4

   Statements of Changes in Stockholders' Deficit.............................5

   Statements of Cash Flows...................................................6

   Notes to Financial Statements...........................................7-13

                       DASZKAL BOLTON MANELA DEVLIN & CO.
                          CERTIFIED PUBLIC ACCOUNTANTS
                   A PARTNERSHIP OF PROFESSIONAL ASSOCIATIONS

       2401 N.W. BOCA RATON BOULEVARD, SUITE 100 BOCA RATON, FLORIDA 33431
                   TELEPHONE (561) 367-1040 FAX (561) 750-3236



JEFFREY A. BOLTON, CPA, P.A.                    MEMBER OF THE AMERICAN INSTITUTE
MICHAEL I. DASZKAL, CPA, P.A.                   OF CERTIFIED PUBLIC ACCOUNTANTS
ROBERT A. MANELA, CPA, P.A.
TIMOTHY R. DEVLIN. CPA, P.A.
MICHAEL S. KRIDEL, CPA, P.A.





                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Intraco Systems, Inc.

We have audited the accompanying balance sheets of Intraco Systems, Inc., as of December 31, 1999 and 1998, the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intraco Systems, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                             /s/ Daszkal, Bolton, Manela, Devlin & co., CPA's




Boca Raton, Florida
February 18, 2000, except for
Note 13, as to which the date
is March 16, 2000

                           INTRACO SYSTEMS, INC.
                               BALANCE SHEETS
                      AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------------

                                     ASSETS

                                                                 1999        1998
                                                              ----------   ----------
Current assets:
   Cash                                                       $  151,725   $   32,245
   Accounts receivable, net of allowance of $6,639 and $-0-      535,422       49,900
   Inventory                                                      16,678       65,840
   Prepaid expenses                                               86,395      125,945
                                                              ----------   ----------
        Total current assets                                     790,220      273,930
                                                              ----------   ----------

Property and equipment, net                                      233,914      113,076
                                                              ----------   ----------
Other assets:
   Goodwill, net of amortization of $1,125 and $-0-               82,785           --
   Due from related party                                             --       46,480
   Note receivable - related party                                    --      123,059
   Due from shareholder                                            2,800       20,500
   Deposits                                                       15,064       13,819
                                                              ----------   ----------
        Total other assets                                       100,649      203,858
                                                              ----------   ----------
        Total assets                                          $1,124,783   $  590,864
                                                              ==========   ==========

                See accompanying notes to financial statements.


                           INTRACO SYSTEMS, INC.
                               BALANCE SHEETS
                      AS OF DECEMBER 31, 1999 AND 1998
-----------------------------------------------------------------------------------------


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                  1999           1998
                                                               -----------    -----------
Current liabilities:
   Accounts payable                                            $ 1,025,952    $   332,476
   Deferred revenue                                                165,494        152,174
   Customer deposits                                                 3,900        172,195
   Capital lease payable                                             9,314             --
   Note payable                                                    126,065        306,526
   Due to shareholder                                                   --         17,700
                                                               -----------    -----------
        Total current liabilities                                1,330,725        981,071
                                                               -----------    -----------

Capital lease payable                                               31,323             --
Note payable                                                            --        113,686
                                                               -----------    -----------
        Total long term liabilities                                 31,323        113,686
                                                               -----------    -----------

Stockholders' deficit:
  Series A convertible redeemable preferred stock,
    $.001 par value, 2,500,000 shares authorized and
    767,400 and 52,500 shares issued and outstanding,
    7% cumulative, with a $1.00 per share preference value             767             53
  Series B convertible redeemable preferred stock,
    $.001 par value, 1,700,000 shares authorized and
    989,000 shares issued and outstanding, with a $1.00
    per share preference value and $.997 for
    subscriptions over $100,000                                        989             --
  Common stock, $.001 and $.001 par value,
    100,000,000 and 50,000,000 shares authorized, 13,020,989
    and 9,665,200 shares issued and outstanding                     13,021          9,665
  Subscriptions receivable                                        (446,300)            --
  Additional paid-in capital                                     2,251,561        131,797
  Outstanding stock options                                         27,000             --
  Accumulated deficit                                           (2,084,303)      (645,408)
                                                               -----------    -----------
        Total stockholders' deficit                               (237,265)      (503,893)
                                                               -----------    -----------

        Total liabilities and stockholders' deficit            $ 1,124,783    $   590,864
                                                               ===========    ===========

                See accompanying notes to financial statements.

                              INTRACO SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                          1999            1998
                                       ------------    ------------
Revenues:
   Systems/networks                    $  2,545,540    $  1,248,824
   Service contracts                        379,728       1,456,107
                                       ------------    ------------
        Total revenues                    2,925,268       2,704,931
                                       ------------    ------------

Cost of revenues:
   Systems/networks                       1,852,443         638,885
   Service contracts                        313,138       1,073,835
                                       ------------    ------------
        Total cost of revenues            2,165,581       1,712,720
                                       ------------    ------------
Gross profit                                759,687         992,211
General and administrative                2,197,492       1,037,829
                                       ------------    ------------
(Loss) from operations                   (1,437,805)        (45,618)
Interest income                              39,311           2,490
Interest expense                            (40,401)        (37,067)
                                       ------------    ------------
Net (loss)                             $ (1,438,895)   $    (80,195)
                                       ============    ============
Net loss per share (basic & diluted)   $      (0.12)   $      (0.01)
                                       ============    ============
Weighted average number of shares
  outstanding and to be issued           12,067,309       9,075,864
                                       ============    ============

                See accompanying notes to financial statements.


                                                INTRACO SYSTEMS, INC.
                                   STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                       YEARS ENDED DECEMBER 31, 1999 AND 1998
-------------------------------------------------------------------------------------------------------------------



                                      PREFERRED STOCK A         PREFERRED STOCK B               COMMON STOCK
                                 -------------------------   ------------------------    -------------------------
                                    SHARES        AMOUNT       SHARES        AMOUNT        SHARES         AMOUNT
                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1997              --   $        --            --   $        --           100   $       100

Common stock split                        --            --            --            --     8,999,900         8,900

Issuance of common stock
    for cash                              --            --            --            --       665,200           665

Costs associated with issuance
   of stock                               --            --            --            --            --            --

Issuance of preferred stock
    for cash                          52,500            53            --            --            --            --

Net loss for the year                     --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1998          52,500            53            --            --     9,665,200         9,665

Issuance of preferred stock
    for cash - Series A              714,900           714            --            --            --            --

Issuance of preferred stock
    for cash - Series B                   --            --       989,000           989            --            --

Stock options                             --            --            --            --            --            --

Costs associated with
   issuance of stock                      --            --            --            --            --            --

Issuance of common stock                  --            --            --            --     3,295,789         3,296

Issuance of common stock
    for acquisition                       --            --            --            --        60,000            60

Dividends paid                            --            --            --            --            --            --

Subscriptions receivable                  --            --            --            --            --            --

Net loss for the year                     --            --            --            --            --            --
                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999         767,400   $       767       989,000   $       989    13,020,989   $    13,021
                                 ===========   ===========   ===========   ===========   ===========   ===========



                                                   ADDITIONAL     OUTSTANDING
                                   SUBSCRIPTIONS    PAID-IN         STOCK       ACCUMULATED
                                    RECEIVABLE      CAPITAL         OPTIONS       DEFICIT         TOTAL
                                   -------------   -----------    -----------   -----------    -----------
Balance at December 31, 1997        $        --    $    32,722    $        --   $  (565,213)   $  (532,391)

Common stock split                           --         (8,900)            --            --             --

Issuance of common stock
    for cash                                 --        165,635             --            --        166,300

Costs associated with issuance
   of stock                                  --       (110,107)            --            --       (110,107)

Issuance of preferred stock
    for cash                                 --         52,447             --            --         52,500

Net loss for the year                        --             --             --       (80,195)       (80,195)
                                    -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1998                 --        131,797             --      (645,408)      (503,893)

Issuance of preferred stock
    for cash - Series A                      --        714,286             --            --        715,000

Issuance of preferred stock
    for cash - Series B                      --        988,011             --            --        989,000

Stock options                                --             --         27,000        27,000

Costs associated with
   issuance of stock                         --       (526,994)            --            --       (526,994)

Issuance of common stock                     --        863,004             --            --        866,300

Issuance of common stock
    for acquisition                          --         89,940             --            --         90,000

Dividends paid                               --         (8,483)            --            --         (8,483)

Subscriptions receivable               (446,300)            --             --            --       (446,300)

Net loss for the year                        --             --             --    (1,438,895)    (1,438,895)
                                    -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1999        $  (446,300)   $ 2,251,561    $    27,000   $(2,084,303)   $  (237,265)
                                    ===========    ===========    ===========   ===========    ===========


                See accompanying notes to financial statements.


                       INTRACO SYSTEMS, INC.
                      STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1999 AND 1998
-----------------------------------------------------------------------------------
                                                           1999           1998
                                                        -----------    -----------
Cash flows from operating activities:
   Net (loss)                                           $(1,438,895)   $   (80,195)
   Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
        Depreciation and amortization                        72,331         18,426
        Stock options                                        27,000             --
        Allowance for note receivable - related party        48,096             --
        Changes in assets and liabilities:
         (Increase) decrease in:
            Inventory                                        49,162        (65,840)
            Accounts receivable                            (485,522)       185,727
            Prepaid expenses                                 39,549          1,320
            Due from related parties                         46,480        (38,929)
            Security deposits                                (1,245)       (11,111)
         Increase (decrease) in:
            Accounts payable                                693,476        143,236
            Deferred revenue                                 13,320       (441,559)
            Customer deposits                              (168,295)       172,195
                                                        -----------    -----------

Net cash used by operating activities                    (1,104,543)      (116,730)
                                                        -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                      (145,316)       (58,058)
                                                        -----------    -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                   420,000        166,300
   Proceeds from issuance of preferred stock              1,704,000         52,500
   Costs associated with issuance of stock                 (526,994)      (110,107)
   Proceeds from capital lease                                9,363             --
   Repayment of capital lease                                (9,363)            --
   Proceeds from note receivable - related party             74,963             --
   Dividends paid                                            (8,483)            --
   Repayment of long-term debt                             (294,147)      (156,694)
                                                        -----------    -----------
Net cash provided (used) by financing activities          1,369,339        (48,001)
                                                        -----------    -----------

Net increase (decrease) in cash                             119,480       (222,789)

Cash, beginning of year                                      32,245        255,034

Cash, end of year                                       $   151,725    $    32,245
                                                        ===========    ===========
Supplemental disclosure of cash flow information:

   Cash paid during the year for:
     Interest                                           $    40,401    $    37,067
                                                        ===========    ===========
Non-cash transactions affecting financing activities:
   Common stock issued for note                         $   446,300    $        --
                                                        ===========    ===========
   Conversion of accounts payable to note payable       $        --    $   438,906
                                                        ===========    ===========
   Issuance of common stock for acquisition             $    90,000    $        --
                                                        ===========    ===========
   Assets acquired under capital lease                  $    50,000    $        --
                                                        ===========    ===========

                See accompanying notes to financial statements.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Intraco Systems, Inc. (the "Company") was incorporated in Florida in March 1990. In April, 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the Company. As a result of the recapitalization, the Company is now a Nevada Corporation. Intraco is a Communications Solution Provider, offering the integration of voice, data and Internet based technology solutions to a wide range of customers. Intraco offers complementary information technology solutions to clients on a local and regional basis. Intraco's targeted customers include small and mid-size companies in a wide range of industries including communications, healthcare, financial services, manufacturing, professional services and technology.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.


PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated using the straight-line method over their estimated useful lives.


ADVERTISING COSTS

Advertising costs, which are principally included in general and administrative expenses, are expensed as incurred. Advertising expense was $16,231 and $10,742 for the years ended December 31, 1999 and 1998, respectively.


USE OF ESTIMATES

The preparation of financial statements in conformity with general accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


REVENUE RECOGNITION

Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under a sales or licensing agreement, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. Revenues from sales of maintenance contracts in 1999 and 1998 were $379,728 and $1,456,107, respectively.


INVENTORY

Inventory consists primarily of computer equipment purchased for resale, and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.


AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization at December 31, 1999 is $1,125.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                      1999          1998
                                    ---------    ---------
Leasehold improvements              $  51,971    $  50,282
Equipment                             302,050      111,696
Furniture and fixtures                 22,260       22,260
                                    ---------    ---------
     Total property and equipment     376,281      184,238

Less: accumulated depreciation       (142,367)     (71,162)
                                    ---------    ---------
      Property and equipment, net   $ 233,914    $ 113,076
                                    =========    =========

Depreciation expense for the years ended December 31, 1999 and 1998 was $71,206 and $18,426, respectively.


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is affiliated with various companies through common ownership. During the years ended December 31, 1999 and 1998, the Company had the following transactions with a related party (Intraco, Ltd.):


                                                          1999          1998
                                                        ---------    ---------

Due from related party - beginning of year              $  46,480    $ 133,410
Sales to related party                                         --      235,255
Cash received                                             (46,480)    (199,126)
Less:  amount converted to note receivable (Due in 36
   monthly installments, with an interest rate of 6%)          --     (123,059)
                                                        ---------    ---------
Due from related party - end of year                    $      --    $  46,480
                                                        =========    =========

During the year ended December 31, 1999, the Company collected approximately $74,000 of the note receivable balance. At December 31, 1999, the Company determined that the remaining $48,000 was uncollectable.

NOTE 5 - OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from three to five years, payable in monthly installments. Total lease expense for the years ended December 31, 1999 and 1998, was $152,904 and $71,074, respectively.

Future minimum lease payments for leases with a term in excess of one year are as follows:

                 YEARS ENDED
                DECEMBER 31,
          -------------------------
                    2000                  $ 123,231
                    2001                    123,231
                    2002                    107,068
                    2003                    107,068
                    2004                         --
                                                 --
                                          ---------
                                          $ 460,598
                                          =========

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - CAPITAL LEASE

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:


                                    1999        1998
                                  --------    ---------
Equipment                         $ 50,000    $      --
Less:  accumulated depreciation    (10,000)          --
                                  --------    ---------

     Total                        $ 40,000    $      --
                                  ========    =========

At December 31, 1999, the future minimum lease payments under the capital lease are as follows:

                           YEARS ENDED               CAPITAL
                           DECEMBER 31,              LEASES
                      -----------------------   ------------------

                               2000                      $ 11,940
                               2001                        11,940
                               2002                        11,940
                               2003                        10,945
                                                         --------

Total minimum lease payments                               46,765
                                                         --------

Less:  amount representing interest                        (6,128)
                                                         --------
Present value of net minimum
   lease payments                                          40,637
Less:  current maturities                                  (9,314)
                                                         --------
     Long-term obligation                                $ 31,323
                                                         ========

NOTE 7 - LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt consists of the following:


                                                       1999         1998
                                                     ---------    ---------
Note payable due in monthly installments
ranging from $12,000 to $39,000 including
interest at 10%, with remaining balances due
March 2000.  Secured by all assets of the Company    $ 126,065    $ 420,212
     Less current portion                             (126,065)    (306,526)
                                                     ---------    ---------
 Note payable - long term                            $      --    $ 113,686
                                                     =========    =========


Total interest expense for the years ended December 31, 1999 and 1998, was approximately $40,400 and $37,000, respectively.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash bank deposits at various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 and the balances, at times, may exceed federally insured limits. At December 31, 1999 the balance exceeding this limit was approximately $147,000. At December 31, 1998, the Company's cash balance did not exceed the insured limit. The Company routinely assesses the financial strength of its customers, and, as a consequence, believes its trade accounts receivable exposure is limited.


NOTE 9 - MAJOR CUSTOMERS

Sales to one customer in 1999 represented approximately 38% of total sales, and sales to another customer represented approximately 29% of total sales in 1998.


NOTE 10 - STOCKHOLDERS' DEFICIT AND STOCK OPTION PLAN

In August and in November 1998, the Company amended and restated the Articles of Incorporation. The Company increased the aggregate number of shares to 60,000,000 consisting of 50,000,000 shares of common stock, par value $.001 per share and 10,000,000 shares of preferred stock, par value $.001 per share, 7% cumulative dividend, payable quarterly starting February 1, 1999. Five years from the date of issuance or 180 days after the effective date of the Company's initial public offering, the holders of at least 51% of the Series A preferred stock will have one demand registration right. The Company will be contractually required to use its best efforts to file a registration statement and to have such registration statement become effective.

In November of 1998, the Company commenced a Regulation D 504 stock offering, and, as a result of the offering, the Company issued 665,200 shares of common stock for $166,300, or $0.25 per share. Also in November of 1998, the Company began a preferred stock Series A offering and as a result of the offering, the Company issued 767,400 shares of preferred stock of which $187,000 were issued under Regulation D 506 and $580,400 under Regulation S at $1.00 per share. Costs incurred associated with these offerings totaled $212,000. The Company is continuing the offering.

Holders have the right to convert the Series A preferred stock, in whole or in part, at any time or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends and reverse stock splits, and to standard weighted average price-based anti-dilution provisions as well as specific anti-dilution provisions with respect to any future series of preferred stock.

In October of 1999, the Company began a Series B preferred stock offering, and, as a result of the offering, the Company issued 989,000 shares under Regulation S of preferred stock, for a total of $989,000. Holders will have the right to convert the Series B preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends, and reverse stock splits. The shares of Series B preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.

In March, 1999, the Company sold 866,300 shares of $.001 par value common stock to an investment company at $1.00 per share for an interest-bearing note. At December 31, 1999, the Company held $446,300 of this note from the investment company.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' DEFICIT AND STOCK OPTION PLAN, CONTINUED

STOCK OPTION PLAN

Under the Company's stock option plan, 10,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 1999 carry exercise prices equal to that of the fair market value on the date of the grant. The options vest immediately or equally over a period of one to three years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the tenth year after the date of the grant or specified date following termination of employment.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's 1999 net loss would have increased by $1,539,000. The fair value of each option is estimated on the date of grant using fair market option pricing model with the assumption:

 Risk-free interest rate                                        6%
 Expected life (years)                                          10
 Expected volatility                                           n/a
 Expected dividends                                           None
 Weighed average remaining contractual life              9.5 years

A summary of option transactions during the years ended December 31, 1999 and 1998, is shown below:

                                                               WEIGHTED AVERAGE
                                               NUMBER OF        EXERCISE PRICE
                                                OPTIONS            PER OPTION
                                               ----------      -----------------
 Outstanding at December 31, 1998                815,000          $ 0.25
 Granted                                       6,789,800            0.84
 Exercised                                            --              --
 Forfeited                                            --              --
                                                      --              --
                                              ----------          ------
 Outstanding at December 31, 1999              7,604,800          $ 0.84
                                              ==========          ======

WARRANTS

In April of 1999 the Company granted 150,000 stock options (warrants) to Vestar Capital Corporation, a company controlled by a minority shareholder, as part of a consulting agreement. Compensation expense for the warrants has been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Compensation expense of $27,000 was recorded in 1999. The fair value of each option is estimated on the date of grant using fair market option pricing model with the assumptions as stated above.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES

The Company has an unused net operating loss carryforward of $1,917,667 available for use on its future corporate federal and state income tax returns. The Company was taxed as an S corporation until May 7, 1997, when a disqualifying event occurred and the Company began taxation as a C corporation. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                1999        1998
                                             ---------    ---------
Taxes currently payable                      $      --    $      --
Deferred income tax benefit                    530,952       27,485
Change in beginning valuation allowance       (530,952)     (27,485)
                                             ---------    ---------

Provision (benefit) for income taxes         $      --    $      --
                                             =========    =========

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:


                                                1999        1998
                                             ---------    ---------
Computed at the statutory rates (34%)        $(480,044)   $ (27,266)
Increase (decrease) resulting from:
  Non-deductible expenses                          344        2,692
State income taxes, net of federal income
  tax benefit                                  (51,252)      (2,911)
Reinstatement/change in deferred tax asset
  valuation allowance                          530,952       27,485
                                             ---------    ---------

Tax provision (benefit)                      $      --    $      --
                                             =========    =========

The components of the deferred tax asset were as follows at December 31:

                                                1999        1998
                                             ---------    ---------
Deferred tax assets:
Net operating loss carryforward              $ 721,619    $ 249,648
Deferred revenue                                62,275       57,263
Deferred costs                                 (10,591)     (41,239)
                                             ---------    ---------

     Total deferred tax asset                  773,303      265,672
                                             ---------    ---------

Deferred tax liabilities:
Depreciation expense                            (5,464)      (8,290)
Allowance for receivables                       20,495           --
                                             ---------    ---------

     Total deferred tax liabilities             15,031       (8,290)
                                             ---------    ---------

     Net deferred tax asset                    788,334      257,382
                                             ---------    ---------

Valuation allowance:
  Beginning of year                           (257,382)    (229,897)
  Decrease (increase) during year             (530,952)     (27,485)
                                             ---------    ---------

     Ending balance                           (788,334)    (257,382)
                                             ---------    ---------

Net deferred taxes                           $      --    $      --
                                             =========    =========

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 11 - INCOME TAXES, CONTINUED

The net operating loss carryover is summarized below:


               YEAR LOSS ORIGINATED          YEAR EXPIRING           AMOUNT
               -------------------           -------------        -----------

                December 31, 1997                   2012          $   583,231
                December 31, 1998                   2013               80,195
                December 31, 1999                   2014            1,254,241
                                                                  -----------
    Total available net operating loss                            $ 1,917,667
                                                                  ===========

NOTE 12 - ACQUISITIONS

In April, 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the Company. As a result of the recapitalization, the Company is now authorized to issue 100,000,000 shares of common stock.

On June 7, 1999, the Company acquired the assets of Page Telecomputing. As consideration, the Company issued 60,000 shares of its $.001 par value common stock. The total value of the stock issued was $90,000. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Goodwill of $83,910 was recorded in the transaction, which is being amortized over 15 years using the straight-line method.


NOTE 13 - MANAGEMENT'S PLAN

As shown in the accompanying financial statements, the Company incurred a net loss of $1,438,895 during the year ended December 31, 1999, and $80,195 for the year ended December 31, 1998. The Company's current liabilities exceeded its current assets by $540,505 and $707,141, respectively. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management's plan to increase sales and obtain additional capital includes several specific actions. On the sales side, greater emphasis will be placed on emerging technologies such as speech-to-text, voice recognition, ASP services, and web development as these areas have higher profit margins and represent a market which is growing much more rapidly than the Company's traditional services. In the last quarter of 1999 and the first quarter of 2000 several employees, were added, which are expected to have a significant effect on sales.

For capital sourcing, management will continue the private placement offerings of common and preferred stock, which during the period from January 1, 2000 through March 16, 2000 have raised approximately $4,400,000.

No estimate has been made should management's plan be unsuccessful.


NOTE 14 - LITIGATION

The Company is party from time to time to various legal proceedings. None of these proceedings are expected to have a material impact on its financial position or results of operations.