Form 10QSB
period 2000-03-31
INTRACO SYSTEMS INC
filed 2000-05-12
CIK 1075907

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT ISSUED UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the three months ended March 31, 2000 Commission file Number 0-027073

                              INTRACO SYSTEMS, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

Nevada                                      87-0381511
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation)

              3998 Fau Blvd., Suite 210, Boca Raton, Florida 33431
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 367-0600
                                 --------------
               Registrant's telephone number, including area code:

              -----------------------------------------------------
              (Former name or address if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]    No  [X]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  [X]    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      On April 30, 2000, the Registrant had outstanding 16,325,469 shares of common stock, $.001 par value.

================================================================================

                              INTRACO SYSTEMS, INC.
                             INDEX TO THE FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                                                          PAGE
                                                                         NUMBER
                                                                        --------
INDEX TO FORM 10-Q

PART I.      FINANCIAL INFORMATION

             ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      UNAUDITED CONSOLIDATED BALANCE SHEET -
                      AS OF MARCH 31, 2000                                    3

                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS -
                      FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999      4

                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                      FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999      5

                      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS    6
                                                                           ----

             ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS      7-9
                                                                           ----

PART II.     OTHER INFORMATION

             ITEM 1.  LEGAL PROCEEDINGS                                       9
             ITEM 2.  CHANGES IN SECURITIES                                   9
             ITEM 3.  DEFAULTS FROM SENIOR SECURITIES                         9
             ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    10
             ITEM 5.  OTHER INFORMATION                                      10
             ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                       10
                                                                           ----

SIGNATURES                                                                   10
                                                                           ----

                              INTRACO SYSTEMS, INC.
                 BALANCE SHEET AS OF MARCH 31, 2000 (UNAUDITED)
                                     ASSETS

Current Assets
     Cash                                                                          $ 3,964,128
     Accounts Receivable, net                                                          556,403
     Inventory                                                                          20,090
     Prepaid Expenses                                                                  167,284
                                                                                   -----------
         Total Current Assets                                                      $ 4,707,905
                                                                                   -----------

Property & Equipment, Net                                                          $   341,765
Other Assets:
     Due from shareholder                                                                2,800
     Goodwill                                                                           82,261
     Deposits                                                                           15,064
     License Agreement, net                                                             44,000
                                                                                   -----------
         Total Other Assets                                                        $   144,125
                                                                                   -----------

         Total Assets                                                              $ 5,193,795
                                                                                   ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                              $   191,961
     Deferred revenue                                                                  286,707
     Accrued expenses                                                                  147,458
     Customer deposits                                                                   1,500
     Capital lease payable                                                              40,637
     Note payable                                                                       12,379
     Stock issuance cost payable                                                       254,840
                                                                                   -----------
         Total current liabilities                                                 $   935,482
                                                                                   ===========

Stockholders' Equity:
     Series A convertible redeemable preferred stock,
         $0.001 par value, 2,500,000 shares authorized and
         767,400 shares issued and outstanding, 7%                                 $       767
     Series B convertible redeemable preferred stock,
         $0.001 par value, 1,700,000 shares authorized and 989,000 shares issued and outstanding, with a $1.00 per share preference value and $.997 for
         subscriptions over $100,000                                                       989
                                                                                   -----------

     Common stock, $.001 par value, 100,000,000 shares
         authorized, 16,655,656 shares issued and outstanding                           16,655
     Additional paid-in capital                                                      7,225,921
     Subscription receivable                                                          (446,300)
     Accumulated deficit                                                            (2,566,719)
     Outstanding stock options                                                          27,000
                                                                                   -----------
         Total stockholders' equity                                                  4,258,313
                                                                                   -----------
         Total liabilities and stockholders' equity                                $ 5,193,795
                                                                                   ===========

            See accompanying notes to condensed financial statements.

                              INTRACO SYSTEMS, INC.
                             STATEMENT OF OPERATIONS

                                               THREE MONTHS ENDED
                                         MARCH 31,2000   MARCH 31,1999
                                          (UNAUDITED)     (UNAUDITED)

Revenues:
     Systems/Networks                    $  1,269,496    $    520,908
     Service Contracts                        218,368         244,064
                                         ------------    ------------
         Total Revenues                  $  1,487,864    $    764,972
                                         ============    ============

Cost of Revenues:
     Systems/Networks                    $  1,077,419    $    450,045
     Service Contracts                         97,739         117,061
         Total Cost of Revenues          $  1,175,158    $    567,106
                                         ============    ============

Gross Profit                             $    312,706    $    197,866

General and Administrative                    798,249         367,682
                                         ------------    ------------

Profit (Loss) From Operations            $   (485,543)   $   (169,816)

Interest Income                                 8,576             112

Interest Expense                               (8,238)         (7,948)

Other Income                                    2,788              --
                                         ------------    ------------

Loss Before Income Taxes                 $   (482,417)   $   (177,652)
                                         ============    ============

Provision (benefit) for Income Taxes               --              --
                                         ------------    ------------

Net Loss                                 $   (482,417)   $   (177,652)
                                         ============    ============

Net Loss Per Share (Basic and Diluted)   $      (0.04)   $      (0.02)
                                         ============    ============

Weighted Average Number of Shares

Outstanding and to be Issued             $ 13,745,374    $  9,665,200
                                         ============    ============

            See accompanying notes to condensed financial statements.

                              INTRACO SYSTEMS, INC.
                             STATEMENT OF CASH FLOWS

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                             2000          1999
                                                         -----------    -----------
Cash flows from operating activities:
      Net loss                                           $  (482,417)   $  (177,652)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
          Depreciation and amortization                       24,130          4,801
          Changes in assets and liabilities
          (Increase) decrease in:
             Inventory                                        (3,412)       (12,329)
             Accounts receivable                             (20,981)       (33,947)
             Prepaid expenses                                (80,889)        19,876
             Due from related parties                             --        124,243
          Increase (decrease) in:
             Accounts payable                               (833,991)       197,436
             Deferred revenue                                121,213        (69,835)
             Customer deposits                                (2,400)      (172,195)
             Accrued expenses                                147,459         33,191
                                                         -----------    -----------

Net cash used by operating activities                    $(1,131,288)   $   (86,411)
                                                         -----------    -----------

Cash flows from investing activities:
      Purchase of property and equipment                    (125,457)          (145)
      Investment in intangibles                              (50,000)            --
                                                         -----------    -----------

Net cash used by investing activities
                                                            (175,457)          (145)
                                                         -----------    -----------

Cash flows from financing activities:
      Proceeds from issuance of stock, net                 5,267,695        299,422
      Dividends paid                                         (34,861)        (1,063)
      Repayment of long-term debt                           (113,686)       (52,861)
                                                         -----------    -----------

Net cash provided by financing activities                  5,119,148        245,498
                                                         -----------    -----------

Net increase in cash                                       3,812,403        158,942

Cash at beginning of period                                  151,725         32,245
                                                         -----------    -----------

Cash at end of period                                    $ 3,964,128    $   191,187
                                                         ===========    ===========

Supplemental disclosure of cash flow information:
         Cash paid during the period for:
         Interest                                        $     8,238    $     7,948
                                                         ===========    ===========
Non-cash transactions affecting financing activities:
      Common stock issued for note                         $      --    $   866,300
                                                         ===========    ===========
      Accrued stock issuance cost                        $   254,840      $      --
                                                         ===========    ===========

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 1999. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                     March 31, 2000
                                                     --------------

Leasehold Improvements                                $     51,971
Equipment                                                  427,507
Furniture and fixtures                                      22,260
                                                      ------------
     Total Property and Equipment                          501,738

Less:  accumulated depreciation                           (159,973)
                                                      ------------
     Property and equipment, net                      $    341,765
                                                      ============

Depreciation expense for the three months ended March 31, 2000 was $16,746.

NOTE 3 - STOCKHOLDERS' EQUITY

In March 1999, the Company sold 866,300 shares of $0.001 par value common stock to an investment company at $1.00 per share. At March 31, 2000, the Company holds an interest-bearing note of $446,300 from the investment company.

In April 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the company. As a result of the recapitalization, the Company is now authorized to issue 100,000,000 shares of common stock.

In March 2000, the Company sold 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The Company sold 3,474,667 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per warrant. Fees associated with the offerings consisted of cash, warrants, and common stock.

                                     PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

         The following discussion regarding the Company and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under "Factors That May Affect Future Results" in the Company's Form 10-KSB. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management over time means that actual events are bearing out as estimated in such forward looking statements.

         The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the operations of Intraco Systems, Inc. for the three months ended March 31, 2000 and 1999.

RESULTS OF OPERATIONS
GENERAL

         Intraco is an integrator of advanced speech recognition technologies and believes it is well positioned to remain a leading provider of voice enabled solutions. Intraco's competitive advantage lies in its unique ability to combine extensive in-house expertise with leading speech recognition technologies (i.e. voice browsers, natural language engines) to create first-to-market, comprehensive commercial solutions. Intraco plans to deliver these high value, high margin, advanced technology solutions to small- and mid-sized businesses such as websites/e-commerce companies and catalog-based retailers and larger businesses such as telecommunications companies. Ultimately, these solutions will voice enable a wide range of applications such as websites e-commerce, catalog ordering, auctioning, paging, e-mail and unified messaging.

         Intraco is currently seeking to execute an aggressive growth strategy which includes both internal (product, sales and marketing expansion) and external (mergers and acquisitions) strategies. Intraco is currently seeking to acquire companies in the Telecommunications, Internet Development and Network Systems Integration areas. Additionally, Intraco, through relationships it has established with Motorola, Unisys and Phonetic Systems, will incorporate new products and technologies into its product offering including phone access to Internet websites and voice recognition driven auto-attendant products.

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

RESULTS OF OPERATIONS

         Revenues. Revenues increased 94.5% from $764,972 for the three months ended March 31, 1999 to $1,487,864 for the three months ended March 31, 2000. This increase was primarily due to a $748,588 increase in systems/networks revenues offset by a decrease of $25,696 in service contract revenues. Systems network revenues accounted for approximately 85% of revenues in the 2000 period compared to 68% in the 1999 period.

         Cost of revenues. Cost of revenues increased 107.2% to $1,175,158 for the three months ended March 31, 2000 as compared to $567,106 for three months ended March 31, 1999. Cost of systems were $1,077,419 or 84.9% of systems revenues for the three months ended March 31, 2000, compared to $450,045 or 86.4% of systems revenue for the corresponding period in 1999. Cost of service contracts were $97,739 or 44.8% of service contract revenue for the three months ended March 31, 2000, compared to $117,061 or 48.0% for the corresponding period in 1999. Intraco continues to be impacted by the margin pressure on hardware being experienced throughout the industry. Intraco expects this situation to improve as a greater proportion of sales comes from the newer product offerings. These include computer telephony, speech recognition, application service provider (ASP) and others. Although there can be no assurance that this strategy will prove successful, management believes it is necessary for Intraco's long term viability.

         Selling, general and administrative. Selling, general and administrative expenses for the three months ended March 31, 2000 were $798,249 compared to $367,862 for the three months ended March 31, 1999, an increase of $430,567 or 117%. Of the dollar increase, $284,680 represented increased payroll costs in connection with the hiring of additional personnel to prepare Intraco to enter new markets and to deliver the new products and services, $23,957 primarily represented increased professional fees, and $39,082 represented increased insurance costs. The remaining increase was attributable to additional selling, general and administrative expenses.

         Interest income. Interest income, net of interest expense, increased by $8,173 to $338 for the three months ended March 31, 2000 as compared to net interest expense of $7,836 for the three months ended March 31, 1999.

         Net loss. As a result of the foregoing, Intraco reported a net loss of $482,417 for the three months ended March 31, 2000 compared to a net loss of $177,652 for the three months ended March 31, 1999, an increase of $304,765.

LIQUIDITY AND CAPITAL RESOURCES

         Intraco has incurred significant losses and has substantial negative cash flow from operations. Intraco's independent auditors have included a footnote in their annual report for the year ended December 31, 1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least during the first half of 2000. During the three months ended March 31, 2000, Intraco received approximately $5.4 million from equity private placements and is currently offering preferred stock to institutional investors in a private offering. Intraco will require additional funding to cover current operations and the implementation of its business plan. There can be no assurance that additional funds will be raised through these offerings or otherwise.

         At March 31, 2000, Intraco's current assets were $4,707,905 and current liabilities were $935,482. There were no long term liabilities. Management is aggressively seeking to raise additional investment capital, both for working capital (current obligations) as well as to finance its growth and acquisition strategy. Although there can be no assurance that management will be successful in securing the needed capital, management is in discussion with potential investors and is optimistic that additional funding will be available.

         Intraco had $3,964,128 of cash on hand at March 31, 2000, compared to $151,725 at December 31, 1999. Net cash used in operations for the three months ended March 31, 2000, was $1,131,288. Of this, $833,991 was used to pay down overdue trade payables and $113,686 to repay debt. The deficit was funded by the sale of common stock.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

         Banker's Leasing Association filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a Master Lease Agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker's has answered Intraco's counterclaim and has now filed suit against AIM Solutions, Inc., as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. In its answer, AIM has denied Banker's allegations and has raised affirmative defenses. Discovery has not yet commenced.

Item 2.  CHANGES IN SECURITIES

         During the three months ended March 31, 2000, Intraco sold 3,474,667 units for $4,805,799 net of cash fees to a total of 11 accredited investors. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $1.50. The sale of the units was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         During the three months ended March 31, 2000 Intraco sold 160,000 shares of restricted common stock for $200,000 to one accredited investor. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

         During the three months ended March 31, 2000 Intraco issued 196,560 shares of restricted common stock as payment of fees.

Item 3.  DEFAULTS FROM SENIOR SECURITIES

         None

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         None

Item 5.  OTHER INFORMATION
         None

 Item 6.    Exhibits and Reports on Form 8-K
       (a)  Exhibits required by Item 601 of Regulation S-B - none
       (b)  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                                  INTRACO SYSTEMS, INC.


Dated: May 11, 2000                              By: /s/ JACK BERGER
                                                 ------------------------------
                                                 Jack Berger President