Form 10QSB
period 2000-06-30
INTRACO SYSTEMS INC
filed 2000-08-11
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2000

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _____________ to ______________.

                         Commission File Number 0-027073

                              INTRACO SYSTEMS, INC.
                     ---------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                 Nevada                                     87-0381511
     ---------------------------------                 -------------------
       (State or other jurisdiction                       (IRS Employer
     of incorporation or organization)                 Identification No.)

                          3998 FAU Boulevard, Suite 210
                              Boca Raton, Fl 33431
                    ----------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (561) 367-0600
                                                         --------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X]                                     No [ ]

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At August 4, 2000, there were outstanding 17,349,250 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format:  Yes [ ]       No [X]

                                TABLE OF CONTENTS

                                                                           PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

  Condensed Balance Sheet (Unaudited) as of June 30, 2000 ...............    1
  Condensed Statements of Operations (Unaudited) for the Six Months
    Ended June 30, 2000 and 1999 and the Three Months Ended June 30,
    2000 and 1999 .......................................................    2
  Condensed Statements of Cash Flows (Unaudited) for the Six Months
    Ended June 30, 2000 and 1999 ........................................    3
  Notes to Condensed Financial Statements................................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   10

Item 2.  Changes in Securities and Use of Proceeds.......................   10

Item 3.  Defaults Upon Senior Securities.................................   11

Item 4.  Submission of Matters to a Vote of Security Holders.............   11

Item 5.  Other Information...............................................   11

Item 6.  Exhibits and Reports on Form 8-K................................   11

Signatures...............................................................   12

INTRACO SYSTEMS, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

     Current assets:
       Cash                                                      $2,178,639
       Accounts receivable, net                                     869,364
       Inventory                                                    120,495
       Prepaid expenses                                             132,860
                                                                 ----------
         Total current assets                                    $3,301,358
                                                                 ----------

     Property and equipment, net                                    737,961

     Other assets:
       Due from related party                                        29,227
       Goodwill, net                                                180,136
       Deposits                                                      18,184
       License agreement, net                                        33,333
                                                                 ----------
         Total other assets                                         260,880
                                                                 ----------
         Total assets                                            $4,300,199
                                                                 ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current Liabilities:
       Accounts payable                                          $  206,313
       Deferred revenue                                             213,932
       Accrued expenses                                             208,028
       Customer deposits                                             11,355
       Capital lease payable                                          9,655
       Note payable                                                      --
       Stock issuance cost payable                                  254,840
                                                                 ----------
         Total current liabilities                                  904,123
                                                                 ----------
     Capital lease payable                                           26,409
                                                                 ----------
     Stockholders' equity:
       Series A convertible redeemable preferred
         stock, $0.001 par value, 2,500,000 shares
         authorized and 427,000 shares issued and
         outstanding, 7% cumulative, with a $1.00
         per share preference value.                                    427
       Series B convertible redeemable preferred stock,
         $0.001 par value, 1,700,000 shares authorized
         and 989,000 shares issued and outstanding, with
         a $1.00 per share preference value and $.997 for
         subscriptions over $100,000.                                   989
       Common stock, $.001 par value, 100,000,000 shares
         authorized, 17,296,764 shares issued and
         outstanding.                                                17,296
       Additional paid-in capital                                 7,290,783
       Subscription receivable                                     (446,300)
       Accumulated deficit                                       (3,520,528)
       Outstanding stock options                                     27,000
                                                                 ----------
         Total stockholders' equity                               3,369,667
                                                                 ----------
         Total liabilities and stockholders' equity              $4,300,199
                                                                 ==========

See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                              For the six months             For the three months
                                                ended June 30,                 ended June 30,
                                         ----------------------------    ----------------------------
                                             2000             1999           2000             1999
                                         ------------    ------------    ------------    ------------
Revenues:
  Systems/networks                       $  2,703,780    $  1,383,474    $  1,434,285    $    862,566
  Service contracts                           388,569         318,139         170,200          74,075
                                         ------------    ------------    ------------    ------------
    Total revenues                          3,092,349       1,701,613       1,604,485         936,641
                                         ------------    ------------    ------------    ------------
Cost of revenues:
  Systems/networks                          2,171,839       1,033,293       1,094,420         583,249
  Service contracts                           212,571         206,687         114,832          89,626
                                         ------------    ------------    ------------    ------------
    Total cost of revenues                  2,384,410       1,239,980       1,209,252         672,875
                                         ------------    ------------    ------------    ------------
Gross profit                                  707,939         461,633         395,233         263,766

General and administrative                  2,163,454         764,007       1,365,204         396,324
                                         ------------    ------------    ------------    ------------
Loss from operations                       (1,455,515)       (302,374)       (969,971)       (132,558)
                                         ------------    ------------    ------------    ------------
Interest income                                28,631          16,865          20,055          16,752

Interest expense                              (13,676)        (18,341)         (5,439)        (10,393)

Other income                                    4,334             154           1,546             154
                                         ------------    ------------    ------------    ------------
Loss before income taxes                   (1,436,226)       (303,696)       (953,809)       (126,045)

Provision (benefit) for income taxes     $         --    $         --    $         --    $         --
                                         ------------    ------------    ------------    ------------
Net loss                                 $ (1,436,226)   $   (303,696)   $   (953,809)   $   (126,045)
                                         ============    ============    ============    ============

Net loss per share (basic and diluted)   $      (0.08)   $      (0.03)   $      (0.06)   $      (0.01)
                                         ============    ============    ============    ============
Weighted average number of shares
outstanding and to be issued               17,162,855      12,067,309      17,162,855      12,067,309
                                         ============    ============    ============    ============

See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                       For the six months
                                                         ended June 30,
                                                   ---------------------------
                                                      2000             1999
                                                   ------------   ------------

     Cash flows from operating activities
       Net loss                                    $(1,436,226)   $  (303,697)
       Adjustments to reconcile net loss to net
         cash provided (used) by operating
         activities:
           Depreciation and amortization                62,537          9,602
           Issuance of common stock for services       159,535             --
           Changes in assets and liabilities
           (Increase) decrease in:
             Inventory                                (103,817)       (20,411)
             Accounts receivable                      (333,942)      (271,100)
             Interest receivable                            --        (16,722)
             Note receivable - related party                --         74,963
             Prepaid expenses                          (46,464)        72,079
             Due from related party                    (29,227)        46,480
             Due from shareholder                           --          2,800
             Security deposits                          (3,120)        (7,245)
           Increase (decrease) in:
             Accounts payable                         (819,639)       308,526
             Deferred revenue                           48,438        (88,277)
             Customer deposits                           7,455       (140,822)
             Accrued expenses                          208,028         33,973
                                                   -----------    -----------
     Net cash used by operating activities         $(2,286,442)   $  (299,851)
                                                   -----------    -----------

     Cash flows from investing activities:
       Purchase of property and equipment             (548,868)        (5,391)
       Investment in intangibles                       (50,000)            --
                                                   -----------    -----------
     Net cash used by investing activities            (598,868)        (5,391)
                                                   -----------    -----------
     Cash flows from financing activities:
       Proceeds from issuance of stock, net          5,060,794        727,828
       Common stock issued in connection with
         excercise of employee stock options            14,658             --
       Dividends paid                                  (35,390)        (1,092)
       Repayment of long-term debt                    (127,838)      (121,322)
       Costs associated with recapitalization               --       (283,153)
                                                   -----------    -----------
     Net cash provided by financing activities       4,912,224        322,261
                                                   -----------    -----------
     Net increase in cash                            2,026,914         17,019

     Cash at beginning of period                       151,725         32,245
                                                   -----------    -----------
     Cash at end of period                         $ 2,178,639    $    49,264
                                                   ===========    ===========

See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Annual Financial Statements for the year ended December 31, 1999 for Intraco Systems, Inc. (the "Company"). Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                    June 30,
                                                      2000
                                                   ---------

                Leasehold improvements             $  57,908
                Equipment                            844,981
                Furniture and fixtures                22,260
                                                   ---------
                    Total property and equipment     925,149

                Less: accumulated depreciation      (187,188)
                                                   ---------
                    Property and equipment, net    $ 737,961
                                                   =========

Depreciation expense for the six months ended June 30, 2000 was $44,821.

NOTE 3 - STOCKHOLDERS' EQUITY

In March of 1999, the Company sold 866,300 shares of $0.001 par value common stock to an investment company at $1.00 per share. At June 30, 2000, the Company holds an interest-bearing note of $446,300 from the investment company. Subsequent to June 30, 2000 the investment company has paid the note in full.

In April of 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the Company. As a result of the recapitalization, the Company is now authorized to issue 100,000,000 shares of common stock.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

In March of 2000, the Company sold 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The Company sold 3,474,667 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per warrant. Fees associated with the offerings consisted of cash, warrants, and common stock.

In June 2000, Intraco issued an additional 50,000 shares of restricted common stock as consideration in acquiring the assets of Page Telecomputing.

During the six months ended June 30, 2000 Intraco issued 198,560 shares of restricted common stock as payment of fees and issued 58,628 of restricted common stock to one employee and 3 former employees in connection with the exercise of stock options.

During the six months ended June 30, 2000, preferred stockholders converted 333,920 shares of preferred stock into common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The following discussion regarding Intraco Systems, Inc. (the "Company" or "Intraco") and its business and operations contains "forward-looking statements" within the meaning of Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, risks related to acquisitions, difficulties in managing growth, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or Plan of Operations -- Factors That May Affect Future Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management over time means that actual events are occurring as estimated in such forward-looking statements.

     The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the operations of the Company for the six months and three months ended June 30, 2000 and 1999.

                              RESULTS OF OPERATIONS

GENERAL

     The Company is a full-service information technology and telephony service provider. Management believes that the Company's competitive advantage lies in its ability to combine extensive in-house expertise with leading speech recognition technologies (i.e., voice browsers and natural language engines) to create first-to-market, comprehensive commercial solutions. Intraco is developing a new generation of integrated virtual office solutions that combine voice and data technologies with advanced speech recognition capabilities in order to provide total solutions for businesses. Intraco's virtual office solutions include remote hosting of customers' voice and data applications, enabling them to eliminate or replace all on-site telephone systems, data systems and server applications. A customer's systems are moved to and managed at an Intraco data center, providing improved performance, productivity, reliability and scalability. Once connected, a customer's telephone systems and IT applications are accessible remotely, whether from a fixed office location, from home or from the road.

     Intraco is currently seeking to execute an aggressive growth strategy, which includes both internal growth through product, sales and marketing expansion and external growth through mergers, acquisitions, joint ventures and similar transactions. Intraco is currently planning to acquire companies in the telecommunications, internet service provider and network systems integration areas. Additionally, Intraco, through relationships it has established with Motorola, Unisys and Phonetic Systems, will incorporate new products and technologies into its product offering including phone access to Internet websites and voice-recognition-driven auto-attendant products.

     Intraco was incorporated in Florida in March 1990. In April 1999, Intraco completed an exchange agreement with Custom Touch Electronics, Inc. ("CTE"), a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board, pursuant to which all outstanding shares of Intraco capital stock were exchanged for 10,531,500 CTE shares, following which CTE changed its name to Intraco Systems, Inc.

SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     REVENUES. Revenues increased 81.7% to $3,092,349 for the six months ended June 30, 2000 from $1,701,613 for the six months ended June 30, 1999. This increase was primarily due to a $1,320,306 increase in systems/networks revenues. Systems/networks revenues accounted for approximately 87% of revenues in the 2000 period compared to approximately 81% for the corresponding period in 1999.

     COST OF REVENUES. Cost of revenues increased 92.3% to $2,384,410 for the six months ended June 30, 2000 as compared to $1,239,980 for the six months ended June 30, 1999. Cost of systems were $2,171,839 or 80.3% of systems revenues for the six months ended June 30, 2000, compared to $1,033,293 or 74.7% of systems revenue for the corresponding period in 1999. Cost of service contracts were $212,571 or 54.7% of service contract revenue for the six months ended June 30, 2000, compared to $206,687 or 65% for the corresponding period in 1999. Although Intraco continues to be impacted by the margin pressure on hardware being experienced throughout the industry. Intraco expects this situation to improve as a greater proportion of sales come from its newer product offerings. These products include computer telephony, speech recognition, information technology outsourcing and others. Although there can be no assurance that this strategy will prove successful, management believes it is necessary for Intraco's long-term viability.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 were $2,163,454, compared to $764,007 for the six months ended June 30, 1999, an increase of $1,399,447 or 183.2%. Of the dollar increase, $940,169 represented increased payroll and commission costs in connection with the hiring of additional personnel to prepare Intraco to enter new markets and to deliver the new products and services, $58,803 primarily represented increased professional fees, $56,804 represented increased public relations costs in connection with engaging a public relations firm, $48,144 represented increased advertising expenses, and $75,243 represented increased insurance costs. The remaining increase was attributable to additional selling, general and administrative expenses.

     INTEREST INCOME. Interest income, net of interest expense, increased by $16,431 to $14,955 for the six months ended June 30, 2000 as compared to net interest expense of $1,476 for the six months ended June 30, 1999.

     NET LOSS. As a result of the foregoing, Intraco reported a net loss of $1,436,226 for the six months ended June 30, 2000 compared to a net loss of $303,696 for the six months ended June 30, 1999, an increase of $1,132,530.

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

     REVENUES. Revenues increased 71.3% to $1,604,485 for the three months ended June 30, 2000 from $936,641 for the three months ended June 30, 1999. This increase was primarily due to a $571,719 increase in systems/networks revenues. Systems/networks revenues accounted for approximately 89% of revenues in the 2000 period.

     COST OF REVENUES. Cost of revenues increased 79.7% to $1,209,252 for the three months ended June 30, 2000, as compared to $672,875 for the three months ended June 30, 1999. Cost of systems were $1,094,420 or 76.3% of systems revenues for the three months ended June 30, 2000, compared to $583,249 or 67.6% of systems revenue for the corresponding period in 1999. Cost of service contracts were $114,832 or 67.5% of service contract revenue for the three months ended June 30, 2000, compared to $89,626 or 121.4% for the corresponding period in 1999. Although Intraco continues to be impacted by the margin pressure on hardware being experienced throughout the industry. Intraco expects this situation to improve as a greater proportion of sales come from its newer product offerings.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2000 were $1,365,204, compared to $396,324 for the three months ended June 30, 1999, an increase of $968,880 or 244.5%. Of the dollar increase, $655,489 represented increased payroll and commission costs in connection with the hiring of additional personnel to prepare Intraco to enter new markets and to deliver the new products and services, $34,846 primarily represented increased professional fees, $56,804 represented increased public relations costs in connection with engaging a public relations firm, $42,665 represented increased advertising expenses, and $36,160 represented increased insurance costs. The remaining increase was attributable to additional selling, general and administrative expenses.

     INTEREST INCOME. Interest income, net of interest expense, increased by $8,254 to $4,616 for the three months ended June 30, 2000 as compared to interest income, net of interest expense, of $6,359 for the three months ended June 30, 1999.

     NET LOSS. As a result of the foregoing, Intraco reported a net loss of $953,809 for the three months ended June 30, 2000, compared to a net loss of $126,045 for the three months ended June 30, 1999, an increase of $827,764.

LIQUIDITY AND CAPITAL RESOURCES

     Intraco has incurred significant losses and has substantial negative cash flow from operations. Intraco's independent auditors have included a footnote in their annual report for the year ended December 31, 1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least through the balance of 2000. During the six months ended June 30, 2000, Intraco received approximately $5.4 million from equity private placements and is currently seeking to raise additional capital from institutional investors. Intraco will require additional funding to cover current operations and the implementation of its business plan. There can be no assurance that additional funds will be raised through these offerings or otherwise.

     At June 30, 2000, Intraco's current assets were $ 3,301,358 and current liabilities were $ 904,123. Long-term liabilities were $26,409. Management is aggressively seeking to raise additional investment capital, both for working capital (current obligations) as well as to finance its growth and acquisition strategy. Although there can be no assurance that management will be successful in securing the needed capital, management is in discussions with potential investors and is optimistic that additional funding will be available.

     Intraco had $2,178,639 in cash on hand at June 30, 2000, compared to $151,725 at December 31, 1999. Operating activities for the six months ended June 30, 2000 used cash of $2,286,442, primarily due to an increase in accounts receivable of $333,942, support of increased revenues, pay down of trade payables of $819,639 and net loss of $1,436,226. Net cash used in investing activities was $598,868, reflecting the purchase of certain fixed assets and investments in licensing agreements. Financing activities provided cash of $4,912,224, primarily due to issuance of capital stock of $5,059,669, which was partially offset by repayment of $127,838 of long-term debt.

     Intraco intends to pursue expansion and acquisition plans, which may include the opening of additional facilities, both domestically and internationally, as well as the acquisition of additional facilities and/or companies. The success and timing of any such plans and required capital expenditures are unpredictable and Intraco has no current arrangements with respect to any such acquisition. Funding for such plans could be a combination of issuance of additional equity, additional borrowings and profits from operations. Intraco cannot make any assurances that such funding would become available for such plans. No assurance can be made that such funding will be forthcoming and if forthcoming, be available on reasonable terms or in an amount necessary to accomplish such plans.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In November 1999, Banker's Leasing Association ("Banker's") filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a Master Lease Agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker's has answered Intraco's counterclaim and has now filed suit against AIM Solutions, Inc. ("AIM"), as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. In its answer, AIM has denied Banker's allegations and has raised affirmative defenses. Discovery has not yet commenced.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     In the first half of 2000, the Company sold 3,474,667 units for $4,805,799 net of fees and expenses to a total of 11 accredited investors. Each unit consisted of one share of common stock and one warrant to purchase one share of common stock at $1.50 per share. The sale of the units was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. Intraco issued a warrant to purchase 210,000 shares of common stock at $2.00 per share, 196,560 shares of common stock and a warrant to purchase 196,560 shares of common stock at $1.50 per share and paid a cash fee of $381,200 as a commission for this sale.

     In the first half of 2000, the Company sold 160,000 shares of common stock and warrants to purchase 30,000 shares of common stock at $0.75 per share for $200,000 to one accredited investor. The sale was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof, as a transaction not involving a public offering. Intraco did not pay any fees or commissions in connection with this offering.

     In June 2000, Intraco issued an additional 50,000 shares of common stock as consideration for the purchase of the assets of Page Telecomputing. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Intraco did not pay any fees or commissions in connection with this issuances.

     During the six months ended June 30, 2000, Intraco issued 2,000 shares of restricted common stock to a public relations firm in connection with services provided to the Company. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Intraco did not pay any fees or commissions in connection with this issuance.

     During the six months ended June 30, 2000 Intraco issued 58,628 shares of restricted common stock to one employee and three former employees in connection with the exercise of stock options. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Intraco did not pay any fees or commissions in connection with these issuances.

     During the six months ended June 30, 2000, Intraco issued 333,920 shares of common stock to preferred shareholders who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933. Intraco did not pay any fees or commissions in connection with these issuances.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit No.    Description
         -----------    -----------

         27.1           Financial Data Schedule (SEC Use Only)

     (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                             INTRACO SYSTEMS, INC.


Dated:  August 10, 2000                      By: /s/ JACK BERGER
                                                 ------------------------------
                                                 Jack Berger, President