Form 10KSB/A
period 1999-12-31
INTRACO SYSTEMS INC
filed 2000-11-13
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                               (Amendment No. 1)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
         None.

                           FORWARD-LOOKING STATEMENTS


      Certain important factors may affect our actual results and could cause those results to differ materially from any forward-looking statements made in this prospectus or that are otherwise made by us or on our behalf. "Forward-looking statements" are not based on historical facts and are typically phrased using words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" and similar expressions or variations.

      Differences in actual results may be caused by factors such as those discussed in "Management's Discussion and Analysis or Plan of Operations--Factors that may Affect Future Results" as well as those discussed elsewhere in this report and in our filings with the SEC.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that they will be achieved. Except as we are required by applicable law, we do not intend to update any of the forward-looking statements to conform these statements to actual results.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW


      Intraco is a full-service information technology, data and voice service provider. We are using our in-house expertise with leading speech recognition technologies, such as voice browsers and natural language engines, to create comprehensive services for small and midsized businesses such as websites/e-commerce companies and larger businesses such as telecommunications companies. Ultimately, Intraco intends that its services will voice-power a wide range of applications such as websites, e-commerce, auctioning, paging, e-mail and unified messaging.

      We believe that a significant market opportunity exists with the emergence of the Internet, especially for business use, and the subsequent expansion of "application service providers" who lease software and telecommunications services over the Internet or private data networks. According to Forrester Research, the business-to-business Internet market is expected to grow from $109 billion in 1999 to $1.3 trillion in 2003, representing a compounded annual growth rate of approximately 87%. Additionally, the business-to-business market is estimated to be more than 12 times the size of the business-to-consumer market in 2003. According to International Data Corporation and Dataquest, Inc., a unit of the Gartner Group, the application service provider market has been estimated to range from $7.8 billion and $25.3 billion by 2004. We believe that we are well-positioned to capture market share as companies become increasingly familiar with and recognize the need for advanced speech recognition technologies deployed on an application service provider basis.

         Intraco currently offers several packages of speech recognition based products and services designed for businesses to use the Internet and telecommunications applications. It has fully operational prototypes of its solutions, some of which are in the client evaluation stage. These products include:

      o The voice-enablement of websites, which will be offered on an application service provider basis; and

      o "Virtual office" systems including basic telephone services, unified messaging and voice-driven e-mail facilitation, which will also be offered on an application service provider basis.

      Intraco delivers it services over leased data lines from two rented data centers currently located in Boca Raton, Florida and New York, New York.


      Intraco believes that it has been able to create these systems based upon several advantages. Our senior management has extensive knowledge of the voice recognition industry. Intraco's chief executive officer, Walt Nawrocki, spent more than 30 years with IBM pioneering new technologies, where he was ultimately responsible for the creation and ongoing management of IBM's speech recognition business. Subsequent to IBM, Mr. Nawrocki founded and served as chief executive officer and president of Registry Magic Inc., where he established the Virtual Operator as the industry standard for speech-driven auto-attendants.


      Intraco also believes that its extensive knowledge of the voice recognition industry also gives Intraco the ability to identify which vendors supply the most advanced and effective technological components. Intraco's relationships with these vendors, which include Motorola and Nuance, have allowed it to establish long-term working agreements in the form of joint ventures and licensing agreements. As a result, Intraco is able to benefit from the significant investments already made by these outside firms. Finally, Intraco operates as a systems integrator; in other words, it combines software packages developed by others into a system that integrates several separate technologies into one cohesive system.

      Intraco intends to sell its products and services on an application service provider basis primarily through major national network service providers such as UUNET, Intermedia Communications, Cable and Wireless, Leve13 Communications and Verio and through portals that cater to small and midsized businesses. In both cases, the focus is on distributors instead of end-users. Intraco does not intend to service individual consumers, but instead is targeting other business customers through the network service providers and portals. Intraco intends to pursue these customers by using a sales team that has more than 100 years of combined experience in the technology industry. Additionally, Intraco's strategic relationships provide it with proven marketing partners, with a history of successful products and services.

PRINCIPAL CUSTOMERS

      At the present time, Intraco is dependent on a limited number of customers. INSCI-Statements.com represented 38% of Intraco's revenues as of December 31, 1999. Our sales and marketing efforts, as described above, are intended to increase our exposure to potential clients and to increase our client base. We cannot guarantee that our efforts will be successful in this regard, however. As a result, we are vulnerable to the loss of a major client.



THE INTRACO SOLUTION

      Intraco's products and services are designed to use the Internet and standard telecommunications applications. The key components of the Intraco solution include:


         o FIRST-TO-MARKET. Intraco believes it has a substantial head start in the development of language and speech recognition products and services. Through its relationships with firms that have been instrumental in the development of speech recognition products, such as Microsoft, Motorola and Nuance, Intraco has had access to and in some cases has helped develop the software that Intraco currently uses in its speech recognition systems. These relationships, combined with Intraco's ability to integrate the software using its proprietary technology, has enabled Intraco to produce what it believes are superior, first-to-market, commercially viable solutions.

         o AGREEMENTS AND STRATEGIC RELATIONSHIPS. Intraco has developed relationships with companies such as Motorola, Microsoft and Nuance, which have provided Intraco with access to newly developed speech recognition and other technologies. Each of these firms has expended significant amounts of resources developing these components, such as voice browsers and natural language engines, but lacks the ability to integrate these disparate pieces of software into a set of services that can be delivered to the end-user. Intraco believes that it has obtained access to these products because of its expertise in the speech recognition sector and because it is currently one of the few firms that can integrate these applications into a commercially viable product.

                  Intraco currently has the following agreements in place:

                  o Motorola: Definitive agreement for the joint marketing of Motorola's VoxML Language Software, enabling voice access to the Internet, using Intraco's Voice-Web service bureau capability.


                  o Nuance: Definitive agreement pursuant to which Intraco has a non-exclusive license to use Nuance's software for an indefinite amount of time. Intraco may terminate the agreement at any time. Nuance has the right to terminate the agreement if Intraco breaches the terms of the agreement and does not cure the breach within 30 days of having received written notice of the breach.

                  o Microsoft: Definitive agreement pursuant to which Intraco is authorized to provide services and products developed by Microsoft. The agreement is for a term of one year and is renewable for successive one-year terms provided Intraco meets certain criteria. The agreement may be terminated by either party with 30 days' notice. Microsoft can terminate the agreement immediately if
                        Intraco: (i) breaches its obligations; (ii) pirates its products; or (iii) transfers or assigns a significant portion of its stock to a third party.

            o TECHNOLOGICAL EXPERTISE. Intraco has extensive experience in speech recognition technology, as well as in programming and software integration. This experience allows Intraco to create integrated technologies and quickly bring them to market. Intraco has the ability to identify which vendors supply the most advanced and effective technological components. Additionally, Intraco has significant systems integration experience that enables Intraco to integrate the most advanced and effective technological components into one cohesive system. Intraco also has a team of engineers with the in-house expertise to install and service both the hardware and software components.

            o MANAGEMENT EXPERTISE. Intraco's management team brings a highly qualified and diverse background with extensive experience in identifying and applying leading-edge technology. Walt Nawrocki, our chief executive officer, has significant experience in developing and integrating voice automation technologies. Mr. Nawrocki spent more than 30 years with IBM, where he became manager for worldwide product development and business management. In that role, he managed a number of business areas, including speech recognition products, and was responsible for acquisitions, joint development and original equipment manufacturing licensing programs.

            o PRODUCTS WORK TODAY. Intraco currently has fully operational prototypes of its speech recognition solutions, with some of these prototypes in the client evaluation phase. Intraco believes it is the first to offer commercially viable speech recognition solutions for use in Internet applications. As such, we believe we are positioned to capture substantial market share as companies become increasingly familiar with, and realize the need for, advanced speech recognition technologies.


INDUSTRY OVERVIEW


      Intraco currently provides several service packages, on an application service provider basis, which take advantage of the convergence of speech recognition technologies and the Internet.

      SPEECH RECOGNITION TECHNOLOGIES. Various types of speech recognition technologies have existed for several years and the number of commercially available speech enabled products continues to grow. Until recently, however, speech recognition products have worked poorly and have been costly, thereby limiting widespread acceptance.

      Historically, emphasis in the speech recognition industry was placed on the development of "core speech recognition engine" technology, a set of algorithms that interpret speech patterns. Many companies, including Lernout and Hauspie, IBM, Dragon Systems, Voice Control Systems, Nuance, Nortel, SpeechWorks and Lucent, have spent substantial sums of money over the last quarter century in developing core speech recognition engine technology for the telephone. The development of speech recognition engine technologies requires the use of speech algorithms, statistics, digital signal processing algorithms, digital signal processing programming, phonetics, linguistics, information theory and coding theory. For the most part, these speech recognition engine manufacturers have allowed others to develop commercial speech applications.

      As new technologies are developed, their accessibility and simplicity of operation directly effects how often and how widely they are used. The advent of the Internet, combined with recent advances in speech recognition technology, has provided both the accessibility and simplicity to increase the popularity of speech recognition products. As of a few years ago, the integration of speech recognition within a call center environment required extensive systems integration expertise, money and time. Now, with the availability of improved technologies, the ability to turn websites into speech-driven call centers can be achieved with the right speech recognition and Internet development skills.

      Speech is the most natural, efficient and simple means of human communication. With the increase in the power and capability of speech recognition engine technologies and the increase in speed and reduction in the cost of computer processors, the use of human speech to access the Internet via a telephone is now feasible.

      GROWTH OF THE INTERNET. Internet usage and online commerce continue to grow worldwide. Forrester Research estimates that revenue generated worldwide from online commerce will grow to exceed $6.8 trillion in 2004.

      APPLICATION SERVICE PROVIDER MARKET. Application service providers are service-oriented firms that provide contractual services, offering to deploy, host, manage and enhance what is usually packaged application software from a centrally managed facility. The application service provider provides services remotely, either on line over the Internet or over dedicated telecommunications lines. The application service provider hosts the software, builds and maintains the network servers necessary to store and run the software application, provides the systems necessary to deliver the software application directly to the user's desktop, and provides the necessary information technology staff to implement upgrades and provide support and maintenance functions. The application service provider takes all administrative and technical responsibilities from the client company, thereby cutting costs. Clients can use leading business software applications without the cost and burden of owning them.

      The definition of an application service provider includes the following characteristics:

      1. APPLICATION COMMERCIALLY AVAILABLE. Application service providers provide access to and management of a software application that is commercially available. This service is different from "business process outsourcing," where the outsourcing contract encompasses the management of entire business processes such as human resources or finance.

      2. "SELLING" APPLICATION ACCESS. Application service providers offer customers access to new applications without requiring the customer to make up-front investments in the application licenses, servers, people and other resources. The application service provider either owns the software or has a contractual agreement with the software vendor to license access to the software.

      3. CENTRALLY MANAGED. The services are managed from a central location rather than at each customer's site. Customers access applications remotely, such as over the Internet or via leased lines.

      4. ONE-TO-MANY SERVICE. The services are designed to be offered to many users. The application service provider partners with other vendors of standardized offerings that require little or no customization, that many companies will subscribe for over specific contract periods.

      5. DELIVERING ON THE CONTRACT. The application service provider is the firm that is responsible, in the customer's eyes, for delivering the agreed-upon service, ensuring that the application service is provided as promised.

      The application service provider industry is ideally suited for small to midsized businesses. Unable to afford the huge fixed costs of network servers and information technology staff to support them, small and midsized businesses can turn to an application service provider to take care of the responsibility, financial and staffing aspects. They pay a flat rate per user per month and receive access to the latest and most sophisticated software applications that otherwise may be too expensive. The application service provider can easily expand the services it provides to meet the growth of the businesses it supports. With the help of application service providers, small to midsized businesses should be able to better compete with their larger competitors. According to International Data Corporation, the number of customers of high-end application service providers is expected to double or triple in the next few years as they become more familiar with the benefits of the application service provider model and more confident in its reliability.

      The application service provider industry has many strengths that could make it very successful with resellers. First, more customers than ever have remote and/or mobile workgroups with specific functions that are more easily automated using Internet technologies. Second, the increasing costs of information technology are making outsourcing a popular alternative. Third, the privacy of networks is much more secure using an application service provider server than individual in-house servers. Finally, large vendors such as Oracle have shown great confidence in fledgling application service providers. The application service provider industry offers products and services that provide recurring revenue streams to resellers.


TECHNOLOGY


      The driving force behind Intraco's vision and technology is the telephone, which should remain the preferred means of communication for the foreseeable future. Statistically, there are 10 times as many telephones as computers with Internet access, and phones, especially cellular phones, are much more convenient to use. Via voice and speech recognition technologies, users will be able to communicate by simply speaking, without having to press keys, talk to an operator or agent, or use a visually based Web browser. The communication will be completely automated and interactive, allowing for the ease and practicality of voice recognition without sacrificing the functionality of traditional services.


      The hardware for these systems has multiple voice telephone lines coming in from the local exchange carrier's central office. This receives the incoming calls and can originate outgoing calls. The software functions are:

      o Voice browser -- this is the "voice gateway" through which the computer-based conversation is managed.



      o Authentication, billing and accounting -- to track all system usage from which bills are created.

      o Voice recognition -- to recognize and interpret your responses to prompts.


      o Text-to-Speech -- to playback text-based information retrieved from the network in response to your commands.

      The underlying technology that powers this capability was developed by firms such as Microsoft, Motorola and Nuance, all having been instrumental in the development of speech recognition software. For example, Motorola and Microsoft each offers its own proprietary voice browser software enabling voice access to the Web. Companies such as Nuance provide an extremely proficient natural language engine. Each of these firms offers important technology components of the overall solutions but lacks the overall expertise to integrate these pieces. Intraco has recognized this opportunity, and as an early adopter and leader in this technology, intends to make use of its strategic relationships and apply its technological expertise to integrate each separate capability into a single system.


SERVICE OFFERINGS

      In a very competitive global marketplace, businesses must focus on what they do best and outsource other functions. Operating as an application service provider enables small to midsized businesses to outsource their information technology needs by allowing Intraco to provide these services. Initially, Intraco will focus on the basic technology requirements of a business: Web services, phone services, messaging and networks.

      VOICE-BASED SERVICES. The explosion of the Internet, especially the business-to-business market, along with the expansion of the application service providers, has led to the rapid expansion of the number of commercial websites and the hosting of data centers that serve the websites. Through its voice-based packages of services, Intraco believes that it can provide speech and voice recognition services to these websites on an application service provider basis through network service providers such as Verio and Exodus Communications, which host the websites. These network service providers can incorporate Intraco's voice-based capabilities with their own services that they provide to websites, in addition to the standard Web-hosting services.

      Intraco will provide this service directly and will also offer its voice-based services to business-to-business portal websites, which will subsequently offer the voice-based service as part of the websites' standard service offerings. Additionally, Intraco will provide this new service directly by hosting sites for customers as well as support services either on the customer's premise or at an Intraco site.

      Within the voice-based service line, Intraco intends to focus on three categories of products. The first is voice information that would enable a user to call into a website and have specific information read to them over the telephone. For example, a traveling sales executive can access his company's website from a cellular telephone and get order status or pricing information for his next customer call. The second product is voice commerce, which would enable a user with a traditional paper catalog to call a retailer's website from a standard telephone and order products without involving a person in the transaction unless there is a need to do so. Not only does speech recognition provide increased convenience for customer but also allows businesses to expand their distribution channels by providing customers website access via standard telephones from anywhere on earth. This capability substantially reduces "missed or dropped" calls due to hold times and busy signals while simultaneously reducing personnel costs. The last product that stems from the voice browser is voice alerts. This product will be used to provide information alerts for a variety of users. One potential area that Intraco intends to target is construction and machinery auction sites. As these users are typically onsite, without computer access, they must be able to quickly react to pending contracts or competitors' bids. This automated process would allow users, via cellular telephones, to not only receive alerts and critical information instantly, but to respond as well.

      "VIRTUAL OFFICE." With the "Virtual Office" system, Intraco is developing the basic building blocks for a business' telecommunications needs. The basic services offered will include: voice-enabled e-mail, a service which allows a person to access his/her e-mail and have it read to him/her over the phone; unified messaging services including fax, e-mail and voicemail to a single voice-enabled message box and global availability; and basic telephony services such as call waiting and forwarding. This will be extremely useful to a small to midsized company that does not want to expend resources to hire operators and/or secretaries. Instead, even a start-up can portray a "high-tech" image by subscribing to these services. Intraco intends to expand its services through partnerships with providers of other applications typically needed by a business.

SALES AND MARKETING

      Intraco markets its services through direct sales to customers by Intraco's sales force and by indirect sales through channels such as telecommunications companies and distributors of telecommunications equipment.

      Intraco's strategy is to focus its sales efforts on the large and growing business-to-business market. Intraco intends to focus its sales and marketing efforts on the small and midsized business market sector in the U.S. Intraco will specifically rely on indirect marketing by utilizing established distribution channels such as telecommunications companies and distributors of telecommunications equipment, which ultimately offer Intraco's services to end-users. Intraco will also generate additional sales leads by using its own sales staff and through its joint marketing agreements.

      Through its strategic agreements, Intraco has built solid relationships with many of the industry's leading technology companies, including Motorola, Microsoft and Nuance. Intraco believes that its partners are fully committed to the success of Intraco's speech recognition and voice-enabling products and should provide a significant source of leads for Intraco, improve its technical sales expertise, and offer significant name recognition for marketing events and programs.

      Intraco's current sales management team of 12 sales personnel has more than 100 years of combined experience in the technology industry, providing a strong ability to understand existing and new technologies.

      Intraco's marketing staff intends to promote Intraco as a leading provider of voice-enabled services through an ongoing public relations program including trade shows, professional seminars and other promotional venues.

COMPETITION

      The application service provider market is new and rapidly changing. The speech recognition for Internet applications sector is even further in its infancy, which management believes is an advantage for Intraco. By combining third-party software and technology with its own in-house expertise, Intraco believes it maintains an advantage over any current competitor or potential market entrant.

      Considering the extensive experience and advanced technology required to successfully penetrate this market segment, current and new competitors may not have the ability to offer comparable products and/or services without significant speech recognition and systems integration expertise. Intraco believes the principal competitive factors in this segment of the industry include:

      o    Scope of services;

      o    Service delivery approach;

      o    Technical and industry expertise;

      o    Perceived value;

      o    Objectivity; and

      o    Results orientation.


         Intraco could potentially compete with a variety of competitors, including:

      o Voice enabling companies - Tellme Networks, @Motion and Online Anywhere, a company recently acquired by Yahoo! Inc.;


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

      Many of these competitors have significantly greater financial, technical and marketing resources and greater name recognition than we have. There can be no assurances that Intraco will complete successfully with its existing competitors or with any new competitors.

INTELLECTUAL PROPERTY

      Intraco relies on a combination of nondisclosure and other contractual arrangements and trade secret, copyright, and trademark laws to its protected proprietary rights and the proprietary rights of third parties. Intraco enters into confidentiality agreements with key employees, and limits the distribution of proprietary information.


      Our success is dependent, in part, on methodologies used in designing, installing and integrating computer software and systems and other proprietary intellectual property. We rely on a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect our proprietary rights and the proprietary rights of third parties. We also enter into confidentiality agreements with our key employees and limit distribution of proprietary information. There can be no assurance, however, that the steps we take will be adequate to deter misappropriation of proprietary information or that management will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.


GOVERNMENT REGULATION

      At the present time, Intraco believes that its services are not subject to regulation as telecommunications services. To the extent that local or long distance telephone services are provided as part of a package of Intraco's services, these telephone services are provided directly by a licensed carrier.

      Intraco may in the future determine to resell telephone services as part of its packaged services. If so, Intraco will be required to obtain certificates of authority or licenses from the telecommunications regulatory agencies in each state in which it will provide such services. Intraco will also be required to comply with various state law requirements, such as providing "911" emergency services. The process to apply for these certificates or licenses can be lengthy and expensive, and Intraco cannot guarantee that it will be able to obtain them. If Intraco cannot obtain all necessary state certificates or licenses, the services it will be able to resell directly will be affected.

      As a reseller of telephone services, Intraco may also be subject to federal regulation by the Federal Communications Commission with respect to the resale of international long-distance services. The FCC requires resellers of international telecommunications services to obtain authorization, the process for which can also be lengthy and expensive. Without such authorization, Intraco would be precluded from offering such services.

EMPLOYEES

      As of June 30, 2000, Intraco had a total staff of 39 employees, composed of 12 technical professionals, 15 sales and marketing personnel and 12 administrative personnel. No employees are represented by a labor union or subject to a collective bargaining agreement. Management believes that employee relations generally are good.

DESCRIPTION OF PROPERTY


      Intraco's corporate headquarters are located in approximately 6,800 square feet of leased office space in Boca Raton, Florida. The lease expires in October 2003 and provides for annual payments ranging from $84,060 in the first year to $98,431 in the fifth year. Intraco has two five-year renewal options.


      Intraco believes that its current headquarters location is suitable, although it will require additional space in the future. Intraco has an option to lease approximately 7,000 square feet of additional space in the same building. Intraco has not yet determined whether it will exercise that option or obtain additional office space nearby.



LEGAL PROCEEDINGS


      On October 29, 1999, Banker's Leasing Association filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a master lease agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco has filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker has answered Intraco's counterclaim and filed suit against AIM Solutions, Inc., as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. AIM has responded to the claims against it. Discovery has not yet commenced.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


      Our common stock began trading under the symbol "INSY" on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. on April 29, 1999. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations listed below are the high and low closing prices and were obtained from the OTC Bulletin Board.


             QUARTER ENDED                     HIGH                LOW
--------------------------------------   -----------------   -----------------

June 30, 1999......................           $7.750              $1.500
September 30, 1999.................           $2.250              $1.750
December 31, 1999..................           $2.625              $0.875

HOLDERS


      As of March 28, 2000, there were approximately 441 holders of record of our common stock.


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

SALES OF UNREGISTERED SECURITIES


      In May 1997, Intraco issued 891,000 restricted shares of common stock to Vestar Capital Corporation as compensation under a consulting agreement. In addition during March 1999, Intraco issued to Vestar warrants to purchase 150,000 restricted shares of common stock at $0.25 per share in exchange for the cancellation of an anti-dilution clause in the consulting agreement with Vestar. The shares and warrants were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of Vestar was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.


      From December 1998 to July 1999, Intraco sold 714,900 restricted shares of Series A preferred stock, par value $.001, for gross proceeds of $715,000. Each share of Series A preferred stock is convertible into one share of common stock. The shares are redeemable by Intraco at any time. The Series A preferred stock was sold pursuant to the exemptions from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The Series A preferred stock was offered to accredited investors only pursuant to an offering memorandum setting forth the terms of the offering and the Series A preferred stock; Intraco's business operations, proposed use of proceeds of the offering and management; Intraco's business plan; and financial statements prepared by management. No public solicitation or general advertising was done in connection with the offering. Intraco paid fees totaling $212,000 in connection with this sale.

      From October 1999 to December 1999, Intraco sold 989,400 restricted shares of Series B preferred stock for gross proceeds of $989,000. Each share of Series B preferred stock is convertible into one share of common stock. The shares are redeemable by Intraco at any time. The Series B preferred stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Regulation S promulgated thereunder. The Series B preferred stock was offered to accredited investors only pursuant to an offering memorandum setting forth the terms of the offering and the Series B preferred stock; Intraco's business operations, proposed use of proceeds of the offering and management; Intraco's business plan; and financial statements prepared by management. No public solicitation or general advertising was done in connection with the offering. Intraco paid fees totaling $40,000 in connection with this sale.

      In March 1999, Intraco entered into an agreement with H&J Investments to buy 866,300 restricted shares of common stock at $1.00 per share. H&J issued to Intraco three notes with principal amounts totaling $866,300, of which $446,300 was paid as of March 31, 2000 and the balance of which was paid on July 24, 2000. The sale of shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To Intraco's knowledge, management of the investor was sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with its due diligence. No public solicitation or general advertising was done in connection with this sale. Intraco did not pay any fees or commissions in connection with this sale.

      In April 1999, Intraco issued 2,429,489 restricted shares of common stock as part of the share exchange with Custom Touch. The transaction was completed pursuant to an agreement and plan of exchange in accordance with the exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the shareholders of the acquired entity were sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with its due diligence. No public solicitation or general advertising was done in connection with the share exchange.

      In June 1999, Intraco acquired the assets of Page Telecomputing and issued 60,000 restricted shares of its common stock as consideration to the sole shareholder. An additional 50,000 restricted shares of common stock were issued in June 2000 as consideration for the purchase. The aggregate value of the consideration received for both issuances was $188,400. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the shareholder was sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with the shareholder's due diligence. No public solicitation or general advertising was done in connection with this sale. Intraco did not pay any fees or commissions in connection with this transaction.

      In March 2000, the Company sold 3,474,667 units for $4,805,799 net of fees and expenses to a total of 11 accredited investors. Each unit consisted of one restricted share of common stock and one warrant to purchase one restricted share of common stock at $1.50 per share. The sale of the units was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and were made pursuant to a term sheet and unit purchase agreement. In addition to Intraco's representations in the purchase agreement, the investors were provided with a variety of financial and other information about Intraco in connection with their due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco issued a warrant to purchase 210,000 restricted shares of common stock at $2.00 per share, 196,560 restricted shares of common stock and a warrant to purchase 196,560 restricted shares of common stock at $1.50 per share and paid a cash fee of $381,200 as a commission for this sale.

      In February 2000, the Company sold 160,000 restricted shares of common stock and warrants to purchase 30,000 restricted shares of common stock at $0.75 per share for $200,000 to one accredited investor. The sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To Intraco's knowledge, the investor was sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with the investor's due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco did not pay any fees or commissions in connection with this sale.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      You should read the following discussion and analysis in conjunction with our consolidated financial statements and the notes included elsewhere in this report.

OVERVIEW


      We are an information technology, data and voice service provider. We have shifted our business focus from the direct sale of computer products and services to be installed on customer premises to providing products and services delivered from Intraco data centers for recurring monthly fees. This manner of providing products and services is commonly referred to as being an "application service provider." We believe that our competitive advantage lies in our ability to combine our in-house expertise with leading speech recognition technologies available from third parties, including voice browsers and natural language engines, to create comprehensive packages of technology and telephone services for a variety of businesses. We plan to deliver these advanced technology services to small and midsize businesses such as websites/e-commerce companies and larger businesses such as telecommunications companies.

Ultimately, these services will voice-enable a wide range of applications such as websites, e-commerce, auctioning, paging, e-mail and unified messaging.

      We are attempting to carry out an aggressive growth strategy that includes both internal growth through product, sales and marketing expansion and external growth through mergers, acquisitions, joint ventures and similar transactions. We are currently seeking to acquire companies in the telecommunications, Internet service provider and network systems integration areas. Additionally, we will incorporate new products and technologies into our products. These new products and technologies include phone access to Internet websites and voice recognition driven auto-attendant products, through relationships we are establishing with Motorola, Microsoft, Unisys and Phonetic Systems.

      By year-end 2000, we will require additional funding to cover current operations and to continue the implementation of our business plan. For this, we anticipate that we will require approximately $5 million. We may need additional funds as our customer base increases and the hardware necessary to provide these services increases accordingly. We expect to raise these additional funds by private investment and possible public offerings in the second quarter of 2001. We cannot guarantee, however, that additional capital will be available in the amount required, on terms acceptable to us, and at the time required by us.

      We were incorporated in Florida in March 1990. In April 1999, we completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to this share exchange, all outstanding shares of Intraco capital stock was exchanged for 10,531,500 Custom Touch shares. Thereafter, Custom Touch changed its name to Intraco Systems, Inc.

RESULTS OF OPERATIONS

      YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

      REVENUES. Revenues increased 8.1% from $2,704,931 for the year ended December 31, 1998 to $2,925,268 for the year ended December 31, 1999. This increase was primarily due to a $1,296,716 increase in systems/networks revenues, offset by a $1,076,379 decrease in service contract revenues. One such service contract is a contract with Compaq Computer (previously Digital Equipment Corp.) that we have had for many years to resell support services. The profit margins on these service contracts are below management's targets and, therefore, more resources are being directed toward developing businesses with higher profit margins and less emphasis is being placed on replacing those contracts that are not being renewed.

      COST OF REVENUE. Cost of revenues increased 26.4% to $2,165,581 for the year ended December 31, 1999 as compared to $1,712,720 for 1998. Cost of systems were $1,852,443, or 72.8%, of systems revenues for the year ended December 31, 1999, compared to $638,885, or 51.2%, of systems revenues for the corresponding period in 1998. Cost of service contracts were $313,138, or 82.5%, of service contract revenues for the year ended December 31, 1999, compared to $1,073,835, or 73.7%, for the corresponding period in 1998. As we focused our business on the higher margin, higher growth area of telecommunications services from our existing hardware and network support services, we have been less impacted by the margin pressure on hardware being experienced throughout the industry. We expect this situation to continue to improve as a greater proportion of sales come from our newer product offerings. Although there can be no assurances that this strategy will prove successful, management believes it is necessary for Intraco's long-term viability.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,159,663, or 111.7%, to $2,197,492 for the year ended December 31, 1999 from $1,037,829 for the corresponding period in 1998. Of the dollar increase, $561,106 represented payroll costs in connection with the hiring of additional personnel to begin entering new markets and to deliver new products and services; $81,830 represented an increase in facilities and leased equipment; $47,953 represented increased professional fees; and $216,073 represented increased financial advisory fees in connection with the decision to complete the exchange offer with Custom Touch and possible additional acquisitions. The remaining increases were attributable to additional selling, general and administrative expenses.

      INTEREST EXPENSE. Interest expense, net of interest income, decreased $33,487 to $1,090 for 1999 from net interest expense of $34,577 in 1998, reflecting the repayment of long-term debt.

      NET LOSS. As a result of the foregoing, we reported a net loss of $1,438,895 for the year ended December 31, 1999 and a net loss of $80,195 for 1998.

      ACCOUNTS RECEIVABLE. Accounts receivable increased $485,522 or 973% to $535,422 for the year ended December 31, 1999 from $49,900 for the year ended December 31, 1998. This increase was primarily due to an increase in revenues and to an increase in the average number of days outstanding. The average number of days outstanding in 1999 was 36 days as compared to 19 days for 1998. As of December 31, 1999, 98% of the accounts receivable was current.

      ACCOUNTS PAYABLE. Accounts payable increased $693,476 or 209% to $1,025,952 for the year ended December 31, 1999 from $332,476 for the year ended December 31, 1998. The increase was primarily due to an increase in the purchasing of hardware to support the increase in revenues for the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, accounts payable turned three times a year or an average of every four months.

LIQUIDITY AND CAPITAL RESOURCES

      Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco's independent auditors have included a footnote in their annual report for the year ended December 31,1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least during the first half of 2000. Intraco received approximately $5.4 million from equity private placements during the first half of 2000. Intraco will require additional funding to cover current operations and the implementation of its business plan after the next five weeks. Intraco is actively seeking additional financing, which may be either debt or equity financing. There can be no assurance that any additional financing will be raised or if raised, on favorable terms.


      At December 31, 1999, Intraco's current assets totaled $790,220 and current liabilities totaled $1,330,725, resulting in a negative working capital ratio. Intraco had long-term liabilities of $31,323 at December 31, 1999. Management is seeking to raise additional investment capital, both for working capital as well as to finance its growth and acquisition strategy. Although there can be no assurance that management will be successful in securing the needed capital, management is in discussion with potential investors and is optimistic that additional funding will be available.


      Intraco had $151,725 of cash on hand at December 31, 1999, compared to $32,245 at the end of 1998. Net cash used in operations for the year ended December 31, 1999 totaled $1,104,543. This deficit was funded by the sale of common and preferred stock. Intraco also repaid $294,147 of debt and incurred costs of $283,153 in recapitalizing and merging with Custom Touch.




      Intraco intends to pursue expansion and acquisition plans, which may include the opening of additional facilities, both domestically and internationally, as well as the acquisition of additional facilities and/or companies. The success and timing of any such plans and required capital expenditures are unpredictable. Intraco has no current arrangements with respect to any possible acquisitions or material capital expenditures. Funding for such plans may be obtained through the issuance of additional equity, through additional borrowings and through profits from operations. Intraco cannot make any assurances that such funding would become available for such plans. Also, because Intraco is operating at a loss, it will need to secure additional funding to continue existing operations. No assurance can be made that such funding will be forthcoming and if forthcoming, be available at reasonable rates.


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


      WE RECENTLY SHIFTED OUR BUSINESS FOCUS AWAY FROM NETWORK INSTALLATIONS TO PROVIDING INFORMATION TECHNOLOGY AND TELEPHONE SERVICES, INCLUDING SPEECH RECOGNITION PRODUCTS AND SERVICES. OUR REVISED BUSINESS PLAN IS STILL UNDER DEVELOPMENT.

      With the hiring of Walt Nawrocki in 1999 as our chief executive officer, we have shifted our business focus towards providing speech recognition products and services. As a result of this shift in focus, our business plan is still in development. There can be no assurance that our new business plan will be successful. Although we are in discussions with several prospective clients, we have not yet sold any of our newly developed speech recognition products and services and demand for these products and services is uncertain. Additionally, our previous financial history is not a good indication of how the business is doing or how it is evolving.

      WE HAVE EXPERIENCED SIGNIFICANT LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.

      For the year ended December 31, 1999, we reported net losses of $1,438,895. As of December 31, 1999, we had an accumulated deficit of $2,084,303, and stockholders' deficit of $237,635. There can be no assurance that we will operate profitably in the future and that we will not continue to sustain losses. Continued losses could materially and adversely affect our business.


      WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL IN ORDER TO CONTINUE OUR OPERATIONS.

      We require substantial working capital to build our application service provider systems, for marketing and promotion, and to fund our general business operations. In addition, we anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information system, including software and hardware, as we grow and the needs of our business change. Without any outside funding, we currently anticipate that we will have sufficient funds to meet our anticipated needs for working capital and capital expenditures through at least the next five weeks. We are actively seeking additional financing, which may be either debt or equity financing. After that, we will need to raise additional funds. We cannot be certain that any additional financing will be available to us when needed and if available, whether it will be on favorable terms. In addition, if we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our current shareholders and our shareholders may experience additional dilution.

      OUR SERVICES ARE BASED ON SOFTWARE OBTAINED FROM THIRD PARTIES.

      We obtain software products pursuant to agreements with Motorola, Nuance, and Lernout and Hauspie. We intend to enter into additional agreements as may be necessary in the future. Obtaining this software, as well as any additional software offerings, is critical to our expansion strategy because we offer services based on the integration of these software packages to clients. If one or more of our existing relationships with our key software partners were to be terminated or not renewed, we could be faced with discontinuing products or services or delaying or reducing introduction of services unless we could find, license and offer equivalent software packages.

      All of our third-party agreements are non-exclusive. Our competitors could also license and offer software products that we offer as part of our application service provider services. We cannot be sure that our current vendors will continue to offer or support the software we currently license from them in current form, nor can we be sure that we will be able to adapt our systems to changes in such software.

      WE DEPEND ON OUR CHIEF EXECUTIVE OFFER AND PRESIDENT, WHO WERE INSTRUMENTAL IN DEVELOPING OUR NEW BUSINESS PLAN.

      Our success is dependent on the services of Walt Nawrocki, our chief executive officer, and Jack Berger, our president, both of whom have significant experience in information, data and voice services and who developed the change in our business plan to begin offering these services. The loss of the services of Mr. Nawrocki, Mr. Berger or other key personnel could have a material adverse effect on our business. We have entered into employment agreements with certain of our key personnel, including Mr. Nawrocki and Mr. Berger. We do not, however, currently maintain key man life insurance policies for any of our officers or other personnel.

      WE ARE LOCATED IN SOUTH FLORIDA AND MAY HAVE DIFFICULTY IN ATTRACTING AND RETAINING QUALIFIED TECHNICAL PROFESSIONALS.


      Our success depends, in large part, on our ability to attract, develop, motivate and retain technical professionals. As of December 31, 1999, approximately 30% of our employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. Our location in South Florida can also make the recruiting process more difficult, as there are a limited number of research universities in the area and regions of the U.S. other than South Florida are often seen as being more attractive to technical professionals.

      WE DEPEND ON JOINT MARKETING AGREEMENTS FOR THE ADVERTISING AND PROMOTION OF OUR PRODUCTS.

      We currently have a joint marketing agreement with Motorola and intend to enter into additional agreements in the future. We will use these agreements for our advertising and promotional programs. While these programs have been available to us in the past, there is no assurance that these programs will be continued. Any discontinuance or significant reduction in the availability of these programs could have a material adverse effect on our operations and financial results.

      OUR SERVICES INVOLVE THE TRANSMISSION OF CLIENT-SENSITIVE INFORMATION OVER TELEPHONE AND DATA NETWORKS AND OVER THE INTERNET. BREACHES IN SECURITY IN OUR SYSTEMS COULD LEAD TO SERVICE INTERRUPTIONS OR DELAYS AND LIABILITY TO US AS A RESULT OF RELEASED CONFIDENTIAL CLIENT INFORMATION.

      Our services rely on encryption and authentication technology licensed from third parties to provide the security required to safely transmit confidential information. Breaches of this security could have severe consequences for our clients. While we have implemented a variety of state-of-the-art network security systems to protect against unauthorized access, computer viruses, other intentional acts and accidents, and disruptions may nonetheless occur. Our clients may experience service interruptions or delays as a result of accidental or intentional disruptions, which could jeopardize the security of confidential client information. This could potentially result in liability to us, loss of existing clients, or the loss of reputation leading to difficulties in attracting new clients.

      Although we plan to continuously upgrade our security systems, security measures have been circumvented in the past and our security could be circumvented in the future. In addition, the costs we must incur to prevent or eliminate computer viruses or to alleviate other security threats are likely to be significant.

      OUR SERVICES INCLUDE INFORMATION, DATA AND VOICE SERVICES, SUCH AS E-MAIL AND VOICE MAIL, THAT ARE OFTEN ESSENTIAL TO A BUSINESS. WE COULD BE SUBJECT TO LIABILITY IF WE DO NOT PROVIDE OUR SERVICES TO OUR CLIENTS IN ACCORDANCE WITH THE TERMS OF OUR ENGAGEMENTS.

      Many of the engagements we have begun or plan to undertake involve projects involving information, data and voice services that are critical to the operations of our clients' businesses and provide benefits to our clients that may be difficult to quantify. If we fail or are unable to meet a client's expectations in the performance of our services, our client's operations could be adversely affected. This could give rise to claims against us or damage our reputation, adversely affecting our business, operating results and financial condition.


      THE TIMING OF OUR REVENUES IS DIFFICULT TO FORECAST BECAUSE OUR SALES CYCLE IS RELATIVELY LONG AND OUR SERVICES ARE IMPACTED BY BOTH THE FINANCIAL CONDITION AND MANAGEMENT DECISIONS OF OUR CLIENTS, AS WELL AS BY GENERAL ECONOMIC CONDITIONS.

      Our quarterly operating results fluctuate because of the success of new services, the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new client engagements, and the timing of personnel cost increases. Our information, data and voice services are complex and often require a significant amount of time to design for and sell to a new client. Because a high percentage of our expenses are relatively fixed at the beginning of any period and our general policy is to not adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of our engagements are, and may be in the future, terminable by our clients without penalty. A termination of a major project could require us to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached at the end of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The following personnel serve as the directors and executive officers of
Intraco:

                                                                       DIRECTOR
       NAME            AGE                POSITION                      SINCE
       ----            ---                --------                      -----


Walt Nawrocki           55    Chief Executive Officer and Director       2000
Jack Berger             46    President and Director                     1999
Robert Marcus           57    Chief Financial Officer, Secretary and      --
                              Treasurer
Robert Hildreth, Jr.    66    Chairman of the Board of Directors         1999
William D. Hager        53    Director (Audit Committee Member)          2000
Benjamin W. Krieger     62    Director (Audit Committee Member)          2000

      WALT NAWROCKI joined Intraco in November 1999 as chief executive officer. In 2000, he was appointed to Intraco's Board of Directors. Prior to joining Intraco, Mr. Nawrocki served as president, chief executive officer and director of Registry Magic Inc. from June 1996 through July 1999. Under Mr. Nawrocki's direction, Registry Magic positioned its Virtual Operator as the industry sales leader for speech-driven auto-attendant products, and created the largest dealer network and garnered the most awards in the speech recognition industry. Mr. Nawrocki also forged agreements with Microsoft and Motorola to speech-enable Internet websites using technology from both companies. Prior to that, Mr. Nawrocki spent more than 30 years at IBM, where he held positions of increasing responsibility, eventually becoming manager for worldwide product development and business management in August 1992. He served in this position until May 1996. In this capacity, he oversaw a number of business areas and was responsible for acquisitions, joint development and OEM licensing programs. Mr. Nawrocki assembled the speech recognition team at IBM. His working teams have earned 17 industry awards for technology development and customer satisfaction.

      JACK S. BERGER founded the predecessor to Intraco in 1990 and has served as its president since that time. He is currently Intraco's president and director. Mr. Berger has more than 20 years of experience in the domestic and international computer systems industry. Intraco initially specialized in exporting computer hardware, and in doing so established strategic relationships with major international information technology companies that continue today. Mr. Berger later refocused the product and marketing strategy into higher margin, higher value-added technology solutions, and shifted focus to the domestic market. Prior to founding the predecessor to Intraco, Mr. Berger held several key positions in the Real Time Products Division of Computer Products, Inc. He supervised production control activity, and he also established and managed the sales support department, which was responsible for supporting all sales activity on a global basis. His leadership resulted in the division meeting its quarterly revenue goals ahead of schedule for the first time. Mr. Berger was then promoted to international sales manager, where he established and managed a worldwide organization of distributors that continuously met its revenue goals. Mr. Berger has a Bachelor of Science in Electrical Engineering from the University of Miami.

      ROBERT MARCUS joined Intraco in January 1999 as chief financial officer, secretary and treasurer. From June 1997 to July 1998, Mr. Marcus was a founder and partner in American Imprints, LLC, an advertising specialty company. Prior to that, he served as chief executive officer of In-Store Opportunities, Inc., a marketing and display company serving major food manufacturers, from March 1991 to January 1996. While there he raised $8 million in investment capital, and built a nationwide network of field representatives. As chief operating officer of Pioneer Communications Network, a publicly traded publishing company, Mr. Marcus managed the company's initial public offering. He also worked in various positions for the information resources group of Xerox Corporation from 1972 to 1985, including manager of financial planning and analysis, assistant controller, and manager of business development, where he was responsible for mergers and acquisitions. During this time, Mr. Marcus was instrumental in completing the acquisition of the microfilm business of The New York Times. He was also a member of the turnaround team that brought two of Xerox's information group companies to profitability. Mr. Marcus earned a Bachelor of Science from C.W. Post College and a Masters of Business Administration from the University of Connecticut.

      ROBERT HILDRETH, JR. is the Chairman of the Board of Directors and was the first member of Intraco's Board of Advisors formed in May 1998. Mr. Hildreth brings a broad scope of experience to Intraco, with more than 30 years in the domestic and international financial community. He is currently president of Hildreth Associates, a consulting firm, and has served in that capacity since 1994. He was formerly the International Director of the law firm of LeBouef, Lamb, Leiby & McRae, a Senior Utility Advisor to Goldman Sachs & Co., a Managing Director of Investment Banking for Merrill Lynch, and a Director of Merrill Lynch International Bank in London. Mr. Hildreth is also a director of MerchantOnline.com, Inc., a provider of e-commerce services to merchants.

      WILLIAM D. HAGER was elected a director in March 2000. He has been on Intraco's Board of Advisors since its inception in 1998. He has been a principal with Risk Metrics Corporation since 1998. Risk Metrics gathers and sells public data to businesses. From 1990 to 1997, he was the president and chief executive officer of NCCI, the nation's largest workers' compensation and health care informatics corporation. During his service with NCCI, it employed 1,000 people in 15 national offices and generated annual revenues approaching $150 million. He is currently chairman of the board and chief executive officer of Cenetec LLC, a technology accelerator located in Boca Raton, Florida.


      BENJAMIN W. KRIEGER was elected a director in March 2000. He has been on Intraco's Board of Advisors since its inception in 1998. Since 1990, he has been a partner in Corporate Development International, which specializes in identifying potential merger and acquisition opportunities for its business clients. He specializes in the pulp and paper, packaging, graphic arts and distribution industries. From 1983 to 1990, he was president and chief executive officer of Ris Paper Company, a private paper distribution company with 26 distribution centers and annual sales of approximately $500 million.


      Intraco's directors hold their positions until the next annual meeting of shareholders and until their successors have been duly elected and qualified. During 2000, the Board of Directors established an audit committee, whose members currently are William Hager and Benjamin Krieger. Our non-employee directors receive compensation in the form of stock options upon appointment and reimbursement of expenses incurred while attending Board of Directors' meetings.

      Our officers hold office until the first meeting of the Board of Directors following the annual meeting of our shareholders and until their successors have been chosen and qualified, subject to early removal by the Board of Directors.


COMPENSATION OF EXECUTIVE OFFICERS

      SUMMARY COMPENSATION TABLE

      The following table summarizes all compensation awarded to, earned by, or paid to our president, who served as our principal executive officer during those years, for services rendered in each of the last three fiscal years. No other executive officer earned total salary and bonus in excess of $100,000 during the last three fiscal years.

                                                        ANNUAL COMPENSATION
                                                    ---------------------------
    NAME AND PRINCIPAL POSITION          YEAR         SALARY ($)        BONUS
    ---------------------------          ----         ----------        -----

Jack S. Berger, President                1999          137,800            0
                                         1998          137,000            0
                                         1997           99,000            0


      The annual compensation also includes an allowance for automobile expenses incurred by Mr. Berger.


 EMPLOYMENT AGREEMENTS

      Intraco entered into a three-year employment agreement with Jack S. Berger, effective as of January 1, 1998 and amended effective January 1, 2000, pursuant to which he serves as Intraco's president. The agreement now expires December 31, 2002. The agreement provides for an annual salary of $160,000, with base salary adjustments at the end of each year of employment at the discretion of the Board of Directors.


      The agreement also provides that Mr. Berger's employment may be terminated at Intraco's discretion at any time prior to December 31, 2002, provided that Intraco shall pay Mr. Berger an amount equal to payment at his base salary rate from the date of termination through December 31, 2002, plus an amount equal to 50% of his base salary. In the event of such termination, Mr. Berger is not entitled to any incentive salary payment or any other compensation then in effect, prorated or otherwise. At its discretion, Intraco may also terminate Mr. Berger any time after the initial term, provided that in such case Mr. Berger shall be paid 50% of his then applicable base salary. In the event of such termination, Mr. Berger shall not be entitled to receive any incentive salary payment or any other compensation then in effect, prorated or otherwise.


      In the event that Mr. Berger is in breach of any material obligation owed to Intraco, habitually neglects the duties to be performed by him under the agreement, engages in any conduct that is dishonest, damages the reputation or standing of Intraco, or is convicted of any criminal act or engages in any act of moral turpitude, then Intraco may terminate the agreement upon five days' notice to Mr. Berger. In the event of such termination, Mr. Berger shall be paid only at the then-applicable base salary rate up to and including the date of termination, and shall not be paid any incentive salary payments or other compensation, prorated or otherwise.

      Intraco entered into a three-year employment agreement with Walt Nawrocki, effective as of September 24, 1999 and amended effective January 1, 2000, pursuant to which he serves as Intraco's chief executive officer. The agreement provides for an annual salary of $175,000, with base salary adjustments at the end of each year of employment at the discretion of the Board of Directors. The agreement otherwise has similar terms to Mr. Berger's agreement.

      Intraco entered into a three-year employment agreement with Robert Marcus, effective as of January 18, 1999, as amended in September and December 1999, pursuant to which he serves as Intraco's chief financial officer. The agreement provides for a base salary of $145,000 commencing in January 2000. Further increases in base salary will be at the discretion of the Board of Directors.

STOCK OPTION PLAN

      Intraco has adopted a stock option plan to attract and induce officers, directors and key employees of Intraco to remain with Intraco. The plan provides for the grant of options that qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, and nonstatutory options. The stock option plan was approved in 1998 and amended in 1999 to increase the number of shares available for grant to 10,000,000.

      As of June 30, 2000, options to purchase an aggregate of 8,994,800 shares of common stock were outstanding under the plan with exercise prices of $0.25 to $4.87. These options vest immediately over a five-year period and expire from two years to 10 years from the date of grant. In 1999, options to purchase an aggregate of 6,789,800 shares were granted, including 4,000,000 to Mr. Nawrocki and 2,000,000 to Mr. Marcus.

      The Board may terminate the plan or may amend the plan as it may deem advisable. The Board may unilaterally amend the plan and incentive awards as it deems appropriate to ensure compliance with Rule 16b-3 and to cause incentive awards to meet the requirements of the Internal Revenue Code and the regulations thereunder.

      All present and future employees of Intraco or of any parent or subsidiary of Intraco and any consultant retained to provide services to Intraco, and who is selected by the committee to be eligible to receive incentive awards under the plan are entitled to receive options under the plan.

      All present and future non-employee directors are eligible to receive nonstatutory options under the plan. Non-employee directors shall not be entitled to receive any other form of incentive award under the plan.

      The exercise price of shares of common stock covered by an incentive stock option cannot be less than 100% of the fair market value of such shares on the date of grant; provided that if an incentive stock option is granted to an employee who, at the time of the grant, is a 10% shareholder, then the exercise price of the shares covered by the incentive stock option will not be less than 110% of the fair market value of such shares on the date of grant. The exercise price of nonstatutory stock options will not be less than 85% of fair market value of such shares on the date of grant.

                            PRINCIPAL SHAREHOLDERS


      The following tables show information, as of March 28, 2000, regarding our common stock, Series A preferred stock and Series B preferred stock owned of record or beneficially by (i) each shareholder who we know is the beneficial owner of more than of 5% of the outstanding shares of our common stock, Series A preferred stock, or Series B preferred stock; (ii) each director and executive officer; and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power. Unless otherwise indicated, the address of each of the persons named below is 3998 FAU Boulevard, Suite 210, Boca Raton, Florida 33431. As of the date of this prospectus, a total of 18,169,969 shares of our common stock, 448,500 shares of our Series A preferred stock and 972,400 shares of Series B preferred stock are issued and outstanding. The shares of Series A preferred stock and Series B preferred stock are convertible into a like number of shares of common stock.

         In accordance with the SEC rules, shares that are not outstanding but that are issuable upon the exercise of immediately exercisable options, warrants, rights or conversion privileges have been included for the purpose of computing the percentage of outstanding shares owned by the individual owning the convertible security or right, but not when computing the percentage for any other person. The number of shares reflected as owned by each of Messrs. Nawrocki, Marcus, Hildreth, Hager and Kreiger include 4,000,000, 2,000,000, 195,000, 70,000 and 70,000 shares of common stock issuable upon exercise of options, respectively. In addition, Mr. Hildreth's holdings also include 20,400 shares issuable upon conversion of preferred stock.

COMMON STOCK

                                      Amount and Nature of    Percent of Common
                                    Beneficial Ownership of  Stock Beneficially
       Name and Address                   Common Stock              Owned
----------------------------------  -----------------------  ------------------


Jack Berger                                 8,109,000                44.6%
Walt Nawrocki                               4,000,000                18.0
Robert Marcus                               2,000,000                 9.9
Robert Hildreth, Jr.                          235,400                 1.3
William D. Hager                              170,000                 *
Benjamin W. Kreiger                            90,000                 *
All executive officers and
directors as a group (six persons)         14,604,400                59.6


----------------------------
      *Less than 1%

      Messrs. Berger and Nawrocki have entered into a voting agreement with respect to the shares they each beneficially own. The agreement provides that each of Messrs. Berger and Nawrocki will grant the other an irrevocable proxy for the voting of 50% of the shares of common stock owned by both of them. In addition, they each agreed to vote their shares for their respective election to the Board of Directors. The agreement will terminate at any time upon the earlier of (i) the sale or merger of the company; (ii) the resignation of either party as an officer or director; or (iii) January 31, 2003.

         SERIES A PREFERRED STOCK

                                                Amount and Nature of Beneficial         Percent of Series A
                                                Ownership of Series A Preferred           Preferred Stock
             Name and Address                                Stock                       Beneficially Owned
-------------------------------------------   ------------------------------------- -----------------------------

Alpenstein Holding AG                                        100,000                             25.2%
Berkenstrasse 49
Rotkreuz, SZ

Mario Franchi                                                 50,000                             12.6
Sitel Corporation
No. 15 Andar No. 3, Floor 1050
Lisbon, Portugal

Rolf Frommel                                                  50,000                             12.6
P.O. Box 53
Taby, SW  18321

Osakeyhtio & Jukka Hallman                                    20,000                              5.0
Haapaniemenkatu 28 KRS
Kuspio, FI  70111

All executive  officers and directors as a                         0                                0
group (six persons)

         SERIES B PREFERRED STOCK

                                                 Amount and Nature of Beneficial         Percent of Series A
                                                 Ownership of Series A Preferred           Preferred Stock
             Name and Address                                 Stock                       Beneficially Owned
-------------------------------------------    ------------------------------------  -----------------------------

Alpenstein Holding AG                                         401,200                             41.3%
Berkenstrasse 49
Rotkreuz, SZ

Robert Hildreth, Jr.                                           20,400                              2.1

Song Lin                                                      100,300                             10.3
4251 Coral Hills Drive
Coral Springs, FL  33065

Richard A. Persson TTEE                                       401,200                             41.3
Richard A. Persson Declaration
625 Prestwick Drive
Frankfort, IL  60423

All executive  officers and directors as a                     20,400                              2.1
group (six persons)

                             CERTAIN TRANSACTIONS


      From time to time, Intraco has loaned funds and sold products to Intraco Systems Pty., Ltd., an Australian corporation that is indirectly controlled by Jack S. Berger, Intraco's president. Mr. Berger is a majority stockholder in Intraco International, Inc., the corporation that owns a majority interest in Intraco Systems Pty. In 1998, Intraco sold products to Intraco Systems Pty. valued at $235,255 and received cash payments of $199,126. The balance remaining due to Intraco for those products, together with the balance due from the prior year's sales, totaled $169,539 and was converted into a note receivable bearing interest at 6% per annum and payable in 36 monthly installments. In 1999, $74,000 was collected and the remaining $48,000 was determined to be uncollectible.

      In May 1997, Intraco entered into a consulting agreement with Vestar Capital Corporation pursuant to which Vestar provides organizational and strategic planning services. Vestar assisted Intraco with an internal reorganization in 1998 and assisted in the identification of potential acquisitions. The compensation under this agreement provided for monthly fees of $3,000 through February 1998, and $1,650 per week thereafter. Vestar was also issued 891,000 restricted shares of common stock, which represented 9.9% of the then-outstanding shares, and had the right to be issued warrants to maintain its 9.9% interest despite any further issuances of capital stock until May 2000 pursuant to an anti-dilution provision in its consulting agreement. During March 1999, Intraco issued to Vestar warrants to purchase 150,000 shares of common stock at $0.25 per share in exchange for the cancellation of the anti-dilution clause of its consulting agreement. The consulting agreement with Vestar was terminated at the beginning of 2000.

      In April 1999, Intraco completed a share exchange with Custom Touch, a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Under the share exchange agreement, all outstanding shares of Intraco capital stock were exchanged for 10,531,500 Custom Touch shares, which represented 81% of the total Custom Touch shares outstanding at the time of the exchange. Upon the completion of the exchange, the prior shareholders and promoters of Custom Touch held 2,429,489 shares and the Intraco shareholders held 10,531,500 shares. Thereafter, Custom Touch changed its name to Intraco Systems, Inc. A total of 1,487,298 shares were issued to Jensen Services and Associates for services associated with the share exchange.



      In March 2000, Jack S. Berger and Walt Nawrocki entered into a voting agreement pursuant to which they agreed to share equally in voting the shares owned by each of them. Each also agreed to vote all of the shares of Intraco securities to which he is entitled to vote in favor of the other person in the election of Intraco directors and to not take any action, directly or indirectly, that will assist, facilitate, encourage or solicit another party in the removal of the other from Intraco board or from their current positions as executive officers of Intraco.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


   (a)    Exhibits
Exhibit No.         Description
-----------         -----------
2.1                 Exchange Agreement among Intraco Systems, Inc., Custom Touch
                    Electronics, Inc. (1)
3.1                 Amended and Restated Certificate of Incorporation(1)
3.2                 Bylaws(1)
10.1                Stock Option Plan(1)
10.2                Employment Agreement between Intraco and Jack Berger(1)
10.2(a)             Amendment to Berger Employment Agreement (2)
10.3                Employment Agreement between Intraco and Bob Marcus(1)
10.3(a)             Amendment to Marcus Employment Agreement (2)
10.4                Employment Agreement between Intraco and Walt Nawrocki (2)
10.5                Voting Agreement between Jack Berger and Walt Nawrocki (2)
10.6                Motorola Software License Agreement dated January 18, 2000 by and between Intraco and Motorola (3)
10.7                Software License and Support Agreement between Nuance
                    Communications (3)
10.8                Microsoft Certified Solution Provider Agreement by and
                    between Intraco and Microsoft Corporation (3)
27.1                Financial Data Schedule

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on August 18, 1999.
(2) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999, as originally filed.
(3) Incorporated by reference from the Registrant's Amendment No. 1 to the Registration Statement on Form SB-2 dated November 3, 2000, SEC File No. 333-44268.


(b) Intraco did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused the Amendment No. 1 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      INTRACO SYSTEMS, INC.


Date: November 9, 2000               By:    /s/ WALT NAWROCKI
                                             -----------------------------------
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer)

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



Boca Raton, Florida
February 18, 2000, except for
Note 13, as to which the date is
March 16, 2000

                             INTRACO SYSTEMS, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                     ASSETS
                                     ------

                                                                  1999           1998
                                                               ----------     ----------
Current assets:
  Cash                                                         $  151,725     $   32,245
  Accounts receivable, net of allowance of $6,639 and $-0-        535,422         49,900
  Inventory                                                        16,678         65,840
  Prepaid expenses                                                 86,395        125,945
                                                               ----------     ----------
     Total current assets                                         790,220        273,930
                                                               ----------     ----------

Property and equipment, net                                       233,914        113,076
                                                               ----------     ----------

Other assets:
  Goodwill, net of amortization of $1,125 and $-0-                 82,785              -
  Due from related party                                                -         46,480
  Note receivable - related party                                       -        123,059
  Due from shareholder                                              2,800         20,500
  Deposits                                                         15,064         13,819
                                                               ----------     ----------
     Total other assets                                           100,649        203,858
                                                               ----------     ----------
     Total assets                                              $1,124,783     $  590,864
                                                               ==========     ==========

               See accompanying notes to financial statements.

                             INTRACO SYSTEMS, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

                                                                    1999             1998
                                                                -----------      -----------
Current liabilities:
  Accounts payable                                              $ 1,025,952      $   332,476
  Deferred revenue                                                  165,494          152,174
  Customer deposits                                                   3,900          172,195
  Capital lease payable                                               9,314                -
  Note payable                                                      126,065          306,526
  Due to shareholder                                                      -           17,700
                                                                -----------      -----------
     Total current liabilities                                    1,330,725          981,071
                                                                -----------      -----------

Capital lease payable                                                31,323                -
                                                                -----------      -----------
Note payable                                                              -          113,686
                                                                -----------      -----------
     Total long term liabilities                                     31,323          113,686


Stockholders' deficit:
  Series A convertible redeemable preferred stock,
   $.001 par value, 2,500,000 shares authorized and
   767,400 and 52,500 shares issued and outstanding,
   7% cumulative, with a $1.00 per share preference value               767               53
  Series B convertible redeemable preferred stock,
   $.001 par value, 1,700,000 shares authorized and
   989,400 shares issued and outstanding, with a $1.00
   per share preference value and $.997 for
   subscriptions over $100,000                                          989                -
  Common stock, $.001 and $.001 par value,
   100,000,000 and 50,000,000 shares authorized, 13,020,989
   and 9,665,200 shares issued and outstanding                       13,021            9,665
Subscriptions receivable                                           (446,300)               -
Additional paid-in capital                                        2,251,561          131,797
Outstanding stock options                                            27,000                -
Accumulated deficit                                              (2,084,303)        (645,408)
                                                                -----------      -----------
Total stockholders' deficit                                        (237,265)        (503,893)
                                                                -----------      -----------
Total liabilities and stockholders' deficit                     $ 1,124,783      $   590,864
                                                                ===========      ===========


                See accompanying notes to financial statements.

                             INTRACO SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                        AS OF DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


                                             1999              1998
                                         ------------      ------------
Revenues:
  Systems/networks                       $  2,545,540      $  1,248,824
                                         ------------      ------------
  Service contracts                           379,728         1,456,107
                                         ------------      ------------
     Total revenues                         2,925,268         2,704,931
                                         ------------      ------------
Cost of revenues:
  Systems/networks                          1,852,443           638,885
  Service contracts                           313,138         1,073,835
                                         ------------      ------------
     Total cost of revenues                 2,165,581         1,712,720
                                         ------------      ------------
Gross profit                                  759,687           992,211
General and administrative                  2,197,492         1,037,829
                                         ------------      ------------
(Loss) from operations                     (1,437,805)          (45,618)
Interest income                                39,311             2,490
Interest expense                              (40,401)          (37,067)
                                         ------------      ------------
Net (loss)                               $ (1,438,895)     $    (80,195)
                                         ============      ============
Net loss per share (basic & diluted)     $      (0.12)     $      (0.01)
                                         ============      ============
Weighted average number of shares
  outstanding and to be issued             12,067,309         9,075,864
                                         ============      ============


                See accompanying notes to financial statements.

                             INTRACO SYSTEMS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                            Preferred Stock A           Preferred Stock B              Common Stock
                                        -------------------------   -------------------------   -------------------------
                                           Shares        Amount        Shares        Amount        Shares        Amount
                                        -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1997                      -   $         -             -   $         -           100   $       100
Common stock split                                -             -             -             -     8,999,900         8,900
Issuance of common stock
  for cash                                        -             -             -             -       665,200           665
Costs associated with issuance
  of stock                                        -             -             -             -             -             -
Issuance of preferred stock
  for cash                                   52,500            53             -             -             -             -
Net loss for the year                             -             -             -             -             -             -
                                        -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1998                 52,500            53             -             -     9,665,200         9,665
Issuance of preferred stock
  for cash - Series A                       714,900           714             -             -             -             -
Issuance of preferred stock
  for cash - Series B                             -             -       989,400           989             -             -
Stock options                                     -             -             -             -             -             -
Costs associated with
  issuance of stock                               -             -             -             -             -             -
Issuance of common stock                          -             -             -             -       866,300           866
Acquisition of CTE assets                         -             -             -             -     2,429,489         2,430
Costs associated with recapitlization             -             -             -             -             -             -
Issuance of common stock
  for acquisition                                 -             -             -             -        60,000            60
Dividends paid                                    -             -             -             -             -             -
Subscriptions receivable                          -             -             -             -             -             -
Net loss for the year                             -             -             -             -             -             -
                                        -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1999                767,400   $       767       989,400   $       989    13,020,989   $    13,021
                                        ===========   ===========   ===========   ===========   ===========   ===========


                                                           Additional    Outstanding
                                          Subscriptions     Paid-in         Stock      Accumulated
                                            Receivable      Capital        Options       Deficit         Total
                                           -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1997               $         -    $    32,722    $         -   $  (565,213)   $  (532,391)
Common stock split                                   -         (8,900)             -             -              -
Issuance of common stock
  for cash                                           -        165,635              -             -        166,300
Costs associated with issuance
  of stock                                           -       (110,107)             -             -       (110,107)
Issuance of preferred stock
  for cash                                           -         52,447              -             -         52,500
Net loss for the year                                -              -              -       (80,195)       (80,195)
                                           -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1998                         -        131,797              -      (645,408)      (503,893)
Issuance of preferred stock
  for cash - Series A                                -        714,286              -             -        715,000
Issuance of preferred stock
  for cash - Series B                                -        988,011              -             -        989,000
Stock options                                        -              -         27,000             -         27,000
Costs associated with
  issuance of stock                                  -       (244,846)             -             -       (244,846)
Issuance of common stock                             -        865,434              -             -        866,300
Acquisition of CTE assets                            -         (1,425)             -             -          1,005
Costs associated with recapitlization                -       (283,153)             -             -       (283,153)
Issuance of common stock
  for acquisition                                    -         89,940              -             -         90,000
Dividends paid                                       -         (8,483)             -             -         (8,483)
Subscriptions receivable                      (446,300)             -              -             -       (446,300)
Net loss for the year                                -              -              -    (1,438,895)    (1,438,895)
                                           -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1999               $  (446,300)   $ 2,251,561    $    27,000   $(2,084,303)   $  (237,265)
                                           ===========    ===========    ===========   ===========    ===========

                See accompanying notes to financial statements.

                             INTRACO SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              1999             1998
                                                          -----------      -----------
Cash flows from operating activities:
  Net (loss)                                              $(1,438,895)     $   (80,195)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                            72,331           18,426
      Stock options                                            27,000                -
      Allowance for note receivable - related party            48,096                -
      Changes in assets and liabilities:
      (Increase) decrease in:
        Inventory                                              49,162          (65,840)
        Accounts receivable                                  (485,522)         185,727
        Prepaid expenses                                       39,549            1,320
        Due from related parties                               46,480          (38,929)
        Security deposits                                      (1,245)         (11,111)
      Increase (decrease) in:
        Accounts payable                                      693,476          143,236
        Deferred revenue                                       13,320         (441,559)
        Customer deposits                                    (168,295)         172,195
                                                          -----------      -----------
Net cash used by operating activities                      (1,104,543)        (116,730)
                                                          -----------      -----------
Cash flows from investing activities:
  Purchase of property and equipment                         (145,316)         (58,058)
                                                          -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      421,005          166,300
  Proceeds from issuance of preferred stock                 1,704,000           52,500
  Costs associated with issuance of stock                    (244,846)        (110,107)
  Proceeds from capital lease                                   9,363                -
  Repayment of capital lease                                   (9,363)               -
  Proceeds from note receivable - related party                74,963                -
  Dividends paid                                               (8,483)               -
  Repayment of long-term debt                                (294,147)        (156,694)
  Costs associated with recapitalization                     (283,153)               -
                                                          -----------      -----------
Net cash provided (used) by financing activities            1,369,339          (48,001)
                                                          -----------      -----------
Net increase (decrease) in cash                               119,480         (222,789)
Cash, beginning of year                                        32,245          255,034
Cash, end of year                                         $   151,725      $    32,245
                                                          ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                              $    40,401      $    37,067
                                                          ===========      ===========
Non-cash transactions affecting financing activities:
  Common stock issued for note                            $   446,300      $         -
                                                          ===========      ===========
  Conversion of accounts payable to note payable          $         -      $   438,906
                                                          ===========      ===========
  Issuance of common stock for acquisition                $    90,000              $ -
                                                          ===========      ===========
  Assets acquired under capital lease                     $    50,000              $ -
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

REVENUE RECOGNITION

Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under a sales or licensing agreement, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. Revenues from maintenance contracts are recognized ratably over the life of the contract, usually one year. Deferred income on maintenance contracts at 1999 and 1998 was $165,494 and $152,174, respectively. Revenues from sales of maintenance contracts in 1999 and 1998 were $379,728 and $1,456,107, respectively.


INVENTORY
Inventory consists primarily of computer equipment purchased for resale, and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization at December 31, 1999 is $1,125. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

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


NOTE 4 - RELATED PARTY TRANSACTIONS

The Company is affiliated with various companies through common ownership. During the years ended December 31, 1999 and 1998, the Company had the following transactions with a related party (Intraco, Ltd.):

                                                           1999         1998
                                                        ---------    ---------

Due from related party - beginning of year              $  46,480    $ 133,410
Sales to related party                                          -      235,255
Cash received                                             (46,480)    (199,126)
Less: amount converted to note receivable (Due in 36
  monthly installments, with an interest rate of 6%)            -     (123,059)
                                                        ---------    ---------
Due from related party - end of year                    $       -    $  46,480
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

Future minimum lease payments for leases with a term in excess of one year are as follows:

Years ended
December 31,
------------

     2000          $ 123,231
     2001            123,231
     2002            107,068
     2003            107,068
     2004                  -
                   ---------
                   $ 460,598
                   =========

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 6 - CAPITAL LEASE

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                      1999           1998
                                   ---------      ---------

Equipment                          $  50,000      $       -
Less: accumulated depreciation       (10,000)             -
                                   ---------      ---------
    Total                          $  40,000      $       -
                                   =========      =========

At December 31, 1999, the future minimum lease payments under the capital lease are as follows:

             Years Ended               Capital
             December 31,              Leases
             ------------             --------

                2000                  $ 11,940
                2001                    11,940
                2002                    11,940
                2003                    10,945
                                      --------
Total minimum lease payments            46,765
                                      --------
Less: amount representing interest      (6,128)
                                      --------
Present value of net minimum
  lease payments                        40,637
Less: current maturities                (9,314)
                                      --------
    Long-term obligation              $ 31,323
                                      ========


NOTE 7 - LONG-TERM DEBT

At December 31, 1999 and 1998, long-term debt consists of the following:

                                                    1999           1998
                                                 ---------      ---------

Note payable due in monthly installments
ranging from $12,000 to $39,000 including
interest at 10%, with remaining balances due
March 2000. Secured by all assets of the
Company                                          $ 126,065      $ 420,212
  Less current portion                            (126,065)      (306,526)
                                                 ---------      ---------
Note payable - long term                         $       -      $ 113,686
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


In October of 1999, the Company began a Series B preferred stock offering, and, as a result of the offering, the Company issued 989,400 shares under Regulation S of preferred stock, for a total of $989,000. Holders will have the right to convert the Series B preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends, and reverse stock splits. The shares of Series B preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.


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


Had compensation expense for the stock option plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation," the Company's 1999 and 1998 net loss would have increased by $1,539,000 and $6,500, respectively. The fair value of each option is estimated on the date of grant using fair market option pricing model with the assumption:


Risk-free interest rate                                6%
Expected life (years)                                  10
Expected volatility                                   n/a
Expected dividends                                   None
Weighed average remaining contractual life      9.5 years

A summary of option transactions during the years ended December 31, 1999 and 1998, is shown below:

                                                                Weighted Average
                                    Number of                    Exercise Price
                                     Options    Price Per Share    Per Option
                                   ----------    -------------     ----------

Outstanding at December 31, 1998      815,000    $        0.25     $     0.25
Granted                             6,789,800      .25 to 2.18           0.84
Exercised                                   -                -              -
Forfeited                                   -                -              -
                                   ----------    -------------     ----------
Outstanding at December 31, 1999    7,604,800    $ .25 to 2.18     $     0.84
                                   ==========    =============     ==========


For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the option's vesting period. The effect of Statement No. 123 resulted in a pro forma net loss of $2,977,895 and $86,695 for the years ended December 31, 1999 and 1998 respectively. In addition, the pro forma net loss per share was $.25 and $.01 per share for the years ended December 31, 1999 and 1998, respectively.


WARRANTS


In April of 1999 the Company granted 150,000 warrants to Vestar Capital Corporation, a company controlled by a minority shareholder, as part of a consulting agreement. Compensation expense for the warrants has been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Compensation expense of $27,000, which is equal to the estimated fair market value of the warrants, was recorded in 1999. The fair value of each option is estimated on the date of grant using fair market option pricing model with the assumptions as stated above.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



NOTE 10 - STOCKHOLDERS' DEFICIT AND STOCK OPTION PLAN, CONTINUED

                                                                Weighted Average
                                    Number of                    Exercise Price
                                     Options    Price Per Share    Per Option
                                   ----------    -------------     ----------

Outstanding at December 31, 1998            -    $           -     $        -
Granted                               150,000             0.25           0.25
                                   ----------    -------------     ----------
Outstanding at December 31, 1999      150,000    $        0.25     $     0.25
                                   ==========    =============     ==========

The Company paid approximately $70,000 and $90,000 for the years ended December 31, 1999 and 1998, respectively, to Vestar Capital Corporation as part of a consulting agreement.



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

                                                  1999          1998
                                               ---------     ---------

Taxes currently payable                        $       -     $       -
Deferred income tax benefit                      530,952        27,485
Change in beginning valuation allowance         (530,952)      (27,485)
                                               ---------     ---------
Provision (benefit) for income taxes           $       -     $       -
                                               =========     =========

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                  1999           1998
                                               ---------      ---------

Computed at the statutory rates (34%)          $(480,044)     $ (27,266)
Increase (decrease) resulting from:
  Non-deductible expenses                            344          2,692
State income taxes, net of federal income
  tax benefit                                    (51,252)        (2,911)
Reinstatement/change in deferred tax asset
  valuation allowance                            530,952         27,485
                                               ---------      ---------
Tax provision (benefit)                        $       -      $       -
                                               =========      =========

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 11 - INCOME TAXES, CONTINUED

The components of the deferred tax asset were as follows at December 31:

                                          1999           1998
                                       ---------      ---------
Deferred tax assets:
Net operating loss carryforward        $ 721,619      $ 249,648
Deferred revenue                          62,275         57,263
Deferred costs                           (10,591)       (41,239)
                                       ---------      ---------
    Total deferred tax asset             773,303        265,672
                                       ---------      ---------
Deferred tax liabilities:
Depreciation expense                      (5,464)        (8,290)
Allowance for receivables                 20,495              -
                                       ---------      ---------
    Total deferred tax liabilities        15,031         (8,290)
                                       ---------      ---------
    Net deferred tax asset               788,334        257,382
                                       ---------      ---------
Valuation allowance:
  Beginning of year                     (257,382)      (229,897)
  Decrease (increase) during year       (530,952)       (27,485)
                                       ---------      ---------
    Ending balance                      (788,334)      (257,382)
                                       ---------      ---------
Net deferred taxes                     $       -      $       -
                                       =========      =========

The net operating loss carryover is summarized below:

      Year Loss Originated         Year Expiring          Amount
      --------------------         -------------        ----------

        December 31, 1997               2012            $  583,231
        December 31, 1998               2013                80,195
        December 31, 1999               2014             1,254,241
                                                        ----------
Total available net operating loss                      $1,917,667
                                                        ==========


NOTE 12 - ACQUISITIONS


On June 7, 1999, the Company acquired the assets of Page Telecomputing. As consideration, the Company issued 60,000 shares of its $.001 par value common stock. The total value of the stock issued was $90,000. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. The excess of the cost over the purchase price resulted in goodwill of $83,910, which is being amortized over 15 years using the straight-line method. The Company believes that the products and the intangible purchased will be generating revenue for at least 15 years. The estimated fair market value of the net assets acquired was $6,090.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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



NOTE 15 - PUBLIC SHELL SHARE EXCHANGE

In April 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a re-capitalization of the Company. The exchange ratio of common shares was one-for-one. The estimated fair market value of the net assets acquired was $1,005. Costs associated with this re-capitalization totaled $283,153. As a result of the re-capitalization, the Company is now authorized to issue 100,000,000 shares of common stock. Former stockholders of CTE owned following the share exchange 2,429,489 shares of common stock of the Company.