Form 10QSB/A
period 2000-06-30
INTRACO SYSTEMS INC
filed 2000-11-13
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)


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

                                TABLE OF CONTENTS

                                                                           PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements:

  Condensed Balance Sheet as of June 30, 2000 (unaudited) ...............    1
  Condensed Statements of Operations for the Three and
    Six Months Ended June 30, 2000 and 1999  (unaudited) ................    2
  Condensed Statements of Cash Flows for the Six Months
    Ended June 30, 2000 and 1999 (unaudited) ............................    3
  Notes to Condensed Financial Statements (unaudited) ...................    4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................    6

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   10

Item 2.  Changes in Securities and Use of Proceeds.......................   10

Item 3.  Defaults Upon Senior Securities.................................   11

Item 4.  Submission of Matters to a Vote of Security Holders.............   11

Item 5.  Other Information...............................................   11

Item 6.  Exhibits and Reports on Form 8-K................................   11

Signatures...............................................................   12

INTRACO SYSTEMS, INC.
CONDENSED BALANCE SHEET
JUNE 30, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

Current assets:
  Cash                                                          $ 2,178,639
  Accounts receivable, net                                          869,364
  Inventory                                                         120,495
  Prepaid expenses                                                  132,860
                                                                -----------
     Total current assets                                         3,301,358
                                                                -----------
Property and equipment, net                                         737,961
Other assets:
  Due from related party                                             29,227
  Goodwill, net                                                     180,136
  Deposits                                                           18,184
  License agreement, net of $16,667 of amortization                  33,333
                                                                -----------
     Total other assets                                             260,880
                                                                -----------
     Total assets                                               $ 4,300,199
                                                                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
  Accounts payable                                              $   206,313
  Deferred revenue                                                  213,932
  Accrued expenses                                                  208,028
  Customer deposits                                                  11,355
  Capital lease payable                                               9,655
  Note payable                                                            -
  Stock issuance cost payable                                       254,840
                                                                -----------
     Total current liabilities                                      904,123
                                                                -----------
Capital lease payable                                                26,409
                                                                -----------
Stockholders' equity:
  Series A convertible redeemable preferred stock,
     $0.001 par value, 2,500,000 shares authorized and
     427,000 shares issued and outstanding, 7%
     cumulative, with a $1.00 per share preference value                427
  Series B convertible redeemable preferred stock,
     $0.001 par value, 1,700,000 shares authorized and
     989,400 shares issued and outstanding, with a $1.00
     per share preference value and $.997 for subscriptions
     over $100,000                                                      989
  Common stock, $.001 par value, 100,000,000 shares
     authorized, 17,296,764 shares issued and outstanding            17,296
  Additional paid-in capital                                      7,290,783
  Subscription receivable                                          (446,300)
  Accumulated deficit                                            (3,520,528)
  Outstanding stock options                                          27,000
                                                                -----------
     Total stockholders' equity                                   3,369,667
                                                                -----------
     Total liabilities and stockholders' equity                 $ 4,300,199
                                                                ===========


            See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
MARCH 31, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                                 For the six months                 For the three months
                                                   ended June 30,                      ended June 30,
                                           ------------------------------      ------------------------------
                                               2000              1999              2000              1999
                                           ------------      ------------      ------------      ------------
Revenues:
  Systems/networks                         $  2,703,780      $  1,383,474      $  1,434,285      $    862,566
  Service contracts                             388,569           318,139           170,200            74,075
                                           ------------      ------------      ------------      ------------
     Total revenues                           3,092,349         1,701,613         1,604,485           936,641
                                           ------------      ------------      ------------      ------------
Cost of revenues:
  Systems/networks                            2,171,839         1,033,293         1,094,420           583,249
  Service contracts                             212,571           206,687           114,832            89,626
                                           ------------      ------------      ------------      ------------
     Total cost of revenues                   2,384,410         1,239,980         1,209,252           672,875
                                           ------------      ------------      ------------      ------------

Gross profit                                    707,939           461,633           395,233           263,766

General and administrative                    2,163,454           764,007         1,365,204           396,324
                                           ------------      ------------      ------------      ------------

Loss from operations                         (1,455,515)         (302,374)         (969,971)         (132,558)
                                           ------------      ------------      ------------      ------------

Interest income                                  28,631            16,865            20,055            16,752

Interest expense                                (13,676)          (18,341)           (5,439)          (10,393)

Other income                                      4,334               154             1,546               154
                                           ------------      ------------      ------------      ------------

Loss before income taxes                     (1,436,226)         (303,696)         (953,809)         (126,045)

Provision (benefit) for income taxes                  -                 -                 -                 -
                                           ------------      ------------      ------------      ------------

Net loss                                   $ (1,436,226)     $   (303,696)     $   (953,809)     $   (126,045)
                                           ============      ============      ============      ============

Net loss per share (basic and diluted)            (0.08)            (0.03)            (0.06)            (0.01)
                                           ============      ============      ============      ============

Weighted average number of shares
outstanding and to be issued                 17,162,855        12,067,309        17,162,855        12,067,309
                                           ============      ============      ============      ============

            See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                        For the six months
                                                          ended June 30,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------

Cash flows from operating activities:
  Net loss                                          $(1,436,226)   $  (303,697)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Depreciation and amortization                       62,537          9,602
     Issuance of common stock for services              159,535              -
     Changes in assets and liabilities
     (Increase) decrease in:
       Inventory                                       (103,817)       (20,411)
       Accounts receivable                             (333,942)      (271,100)
       Interest receivable                                    -        (16,722)
       Note receivable - related party                        -         74,963
       Prepaid expenses                                 (46,464)        72,079
       Due from related party                           (29,227)        46,480
       Due from shareholder                                   -          2,800
       Security deposits                                 (3,120)        (7,245)
     Increase (decrease) in:
       Accounts payable                                (819,639)       308,526
       Deferred revenue                                  48,438        (88,277)
       Customer deposits                                  7,455       (140,822)
       Accrued expenses                                 208,028         33,973
                                                    -----------    -----------
Net cash used by operating activities               $(2,286,442)   $  (299,851)
                                                    -----------    -----------
Cash flows from investing activities:
  Purchase of property and equipment                   (548,868)        (5,391)
  Purchase of license agreement                         (50,000)             -
                                                    -----------    -----------
Net cash used by investing activities                  (598,868)        (5,391)
                                                    -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of stock, net                5,060,794        727,828
  Common stock issued in connection with exercise
   of employee stock options                             14,658              -
  Dividends paid                                        (35,390)        (1,092)
  Repayment of long-term debt                          (127,838)      (121,322)
  Costs associated with recapitalization                      -       (283,153)
                                                    -----------    -----------
Net cash provided by financing activities             4,912,224        322,261
                                                    -----------    -----------
Net increase in cash                                  2,026,914         17,019
Cash at beginning of period                             151,725         32,245
                                                    -----------    -----------
Cash at end of period                               $ 2,178,639    $    49,264
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 1999 for Intraco Systems, Inc. (the "Company"). Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

In April of 1999, CTE, a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the Company. The exchange ratio of common shares was one-for-one. The estimated fair market value of the net assets acquired was $1,005. Costs associated with this recapitalization totaled $283,153. As a result of the recapitalization, the Company is now authorized to issue 100,000,000 shares of common stock.


In March of 2000, the Company sold 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The Company sold 3,474,667 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per warrant. Fees associated with the offerings consisted of cash, warrants, and common stock. The warrants were issued to the outside investors and considered a cost of raising capital.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)

In June 2000 Intraco issued an additional 50,000 shares of restricted common stock as consideration in acquiring the assets of Page Telecomputing.

During the six months ended June 30, 2000 Intraco issued 198,560 shares of restricted common stock as payment of fees and issued 58,628 of restricted common stock to one employee and 3 former employees in connection with the exercise of stock options.

During the six months ended June 30, 2000 preferred stock holders converted 333,920 shares of preferred stock to common stock.

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

                              RESULTS OF OPERATIONS

GENERAL

     The Company is an information technology, data and voice service provider. Management believes that the Company's competitive advantage lies in its ability to combine extensive in-house expertise with leading speech recognition technologies, such as voice browsers and natural language engines, to create comprehensive commercial systems. Intraco is developing integrated virtual office systems that combine information, voice and data technologies with advanced speech recognition capabilities in order to provide total solutions for businesses. Intraco's virtual office solutions include remote hosting of customers' information and voice and data applications, enabling them to eliminate or replace all on-site information systems, data systems, voice systems and server applications. A customer's systems are moved to and managed at an Intraco data center, currently located in Boca Raton, Florida and New York, New York, providing improved performance, productivity, reliability and scalability. Once connected, a customer's information systems and information technology applications are accessible remotely, whether from a fixed office location, from home or from the road.


     Intraco is currently seeking to execute an aggressive growth strategy, which includes both internal growth through sales and marketing expansion and external growth through mergers, acquisitions, joint ventures and similar transactions. Intraco is currently planning to acquire companies in the telecommunications, internet service provider and network systems integration areas. Additionally, Intraco, through relationships it has established with Motorola, Microsoft, Nuance, Lernout, Hauspie and Phonetic Systems, will incorporate new products and technologies into its systems, including phone access to Internet websites and voice-recognition-driven auto-attendant products.

     Intraco was incorporated in Florida in March 1990. In April 1999, Intraco completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation ("CTE"), with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to this share exchange, outstanding shares of Intraco capital stock were exchanged for 10,531,500 CTE shares. Thereafter, CTE changed its name to Intraco Systems, Inc.


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     REVENUES. Revenues increased 81.7% to $3,092,349 for the six months ended June 30, 2000 from $1,701,613 for the six months ended June 30, 1999. This increase was primarily due to a $1,320,306 increase in systems/networks revenues. Systems/networks revenues accounted for approximately 87% of revenues in the 2000 period compared to approximately 81% for the corresponding period in 1999.

     COST OF REVENUES. Cost of revenues increased 92.3% to $2,384,410 for the six months ended June 30, 2000 as compared to $1,239,980 for the six months ended June 30, 1999. Cost of systems were $2,171,839, or 80.3%, of systems revenues for the six months ended June 30, 2000, compared to $1,033,293, or 74.7%, of systems revenue for the corresponding period in 1999. Cost of service contracts were $212,571, or 54.7%, of service contract revenues for the six months ended June 30, 2000, compared to $206,687, or 65%, for the corresponding period in 1999. Although Intraco continues to be impacted by the margin pressure on hardware being experienced throughout the industry, Intraco expects this situation to improve as a greater proportion of sales come from its newer product offerings. These products include computer telephony, speech recognition and information technology outsourcing. Although there can be no assurance that this strategy will prove successful, management believes it is necessary for Intraco's long-term viability.


     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2000 were $2,163,454, compared to $764,007 for the six months ended June 30, 1999, an increase of $1,399,447, or 183.2%. Of the dollar increase, $940,169 represented increased payroll and commission costs in connection with the hiring of additional personnel to begin entering new markets and to deliver the new products and services; $58,803 represented increased professional fees; $56,804 represented increased public relations costs in connection with engaging a public relations firm; $48,144 represented increased advertising expenses; and $75,243 represented increased insurance costs. The remaining increase was attributable to additional selling, general and administrative expenses.

     INTEREST INCOME. Interest income, net of interest expense, increased by $16,431 to $14,955 for the six months ended June 30, 2000 as compared to net interest expense of $1,476 for the six months ended June 30, 1999, reflecting the interest earned on deposits and the repayment of long-term debt.

     NET LOSS. As a result of the foregoing, Intraco reported a net loss of $1,436,226 for the six months ended June 30, 2000 compared to a net loss of $303,696 for the six months ended June 30, 1999, an increase of $1,132,530.


     ACCOUNTS RECEIVABLE. Accounts receivable increased $548,364, or 171%, to $869,364 for the period ending June 30, 2000 from $321,000 for the period ending June 30, 1999. This increase was primarily due to an increase in revenues and to an increase in the average number of days outstanding. The average number of days outstanding for the six months ended June 30, 2000 was 41 days as compared to 20 days for the corresponding period in 1999. As of June 30, 2000, 73% of the accounts receivable was current as compared to 88% as of June 30, 1999.

     ACCOUNTS PAYABLE. Accounts payable decreased $434,689, or 68%, to $206,313 for the period ending June 30, 2000 from $41,002 for the period ending June 30, 1999. The decrease was due to the use of the net proceeds from Intraco's private offering in March 2000. Intraco was able to reduce accounts payable to a current status. As a result of prior credit issues, we are required to maintain current payment terms with our vendors.

     PROPERTY AND EQUIPMENT. Property and equipment increased $729,520, or 373%, to $925,149 for the period ending June 30, 2000 from $195,629 for the period ending June 30, 1999. The increase was due to the establishing of a new data center to provide our new speech and telecommunication services.


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


     Intraco intends to pursue expansion and acquisition plans, which may include the opening of additional facilities, both domestically and internationally, as well as the acquisition of additional facilities and/or companies. The success and timing of any such plans and required capital expenditures are unpredictable and Intraco has no current arrangements with respect to any possible acquisitions or material capital expenditures. Funding for such plans could be a combination of issuance of additional equity, additional borrowings and profits from operations. Intraco cannot make any assurances that such funding would become available for such plans. No assurance can be made that such funding will be forthcoming and if forthcoming, be available on reasonable terms or in an amount necessary to accomplish such plans.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     In October 29, 1999, Banker's Leasing Association ("Banker's") filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a master lease agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco has filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker's has answered Intraco's counterclaim and filed suit against AIM Solutions, Inc. ("AIM"), as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. AIM has responded to the claims against it. Discovery has not yet commenced.

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

     In April 2000, Intraco issued 6,199 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under Intraco's stock option plan in connection with the person's employment with Intraco. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. Intraco did not pay any fees or commissions in connection with this issuance.

     From April 2000 to June 2000, Intraco issued 2,000 shares of restricted common stock to Mark Wachs Associates, a public relations firm, in connection with services provided to Intraco. The shares issued were valued at $8,187.50. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

     In June 2000, Intraco issued 52,549 shares of restricted common stock to one employee and three former employees upon the employees' exercise of stock options granted to the employees under Intraco's stock option plan in connection with their employment with Intraco. Intraco did not receive any proceeds from the exercise of the options because the optionholders used the cashless exercise method. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. Intraco did not pay any fees or commissions in connection with these issuances.

     From February 2000 to June 2000, Intraco issued 333,920 shares of common stock to preferred shareholders who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

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

                                             INTRACO SYSTEMS, INC.



Dated:  November 9, 2000                     By: /s/ Walt Nawrocki
                                                 ------------------------------
                                                 Chief Executive Officer and
                                                 Director (Principal Executive
                                                 Officer)