Form 10QSB
period 2000-09-30
INTRACO SYSTEMS INC
filed 2000-11-14
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarterly period ended September 30, 2000

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

               Nevada                                       87-0381511
 ---------------------------------------             ----------------------
      (State or other jurisdiction                       (IRS Employer
    of incorporation or organization)                   Identification No.)

                          3998 FAU Boulevard, Suite 210
                              Boca Raton, FL 33431
          -------------------------------------------------------------
                    (Address of principal executive offices)

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

              Yes [X]                              No [ ]

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At November 13, 2000, there were outstanding 17,386,250 shares of Common Stock, $.01 par value per share.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           PAGE

                                     PART I

Item 1.   Financial Statements:

          Condensed Balance Sheet as of September 30, 2000 (Unaudited)........1

          Condensed Statements of Operations for the Three and Nine
               Months ended September 30, 2000 and 1999 (Unaudited)...........3

          Condensed Statements of Cash Flows for the Nine Months ended
               September 30, 2000 and 1999 (Unaudited)........................4

          Notes to Condensed Financial Statements.............................5

Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................7

                                     PART II

Item 1.   Legal Proceedings..................................................12

Item 2.   Changes In Securities and Use of Proceeds..........................12

Item 3.   Defaults Upon Senior Securities....................................12

Item 4.   Submission of Matters to a Vote of Security Holders................12

Item 5.   Other Information..................................................12

Item 6.   Exhibits and Reports on Form 8-K...................................12

Signatures...................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTRACO SYSTEMS, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
    Cash                                                              $1,316,780
    Accounts receivable, net                                             785,624
    Inventory                                                             56,197
    Prepaid expenses                                                      81,779
                                                                      ----------
                 Total current assets                                  2,240,380
                                                                      ----------

Property and equipment, net                                            1,026,794

Other assets:
    Due from related party                                                 6,907
    Goodwill, net                                                        178,996
    Deposits                                                              18,184
    License agreement, net                                                18,667
                                                                      ----------
                 Total other assets                                      222,754
                                                                      ----------

                 Total assets                                         $3,489,928
                                                                      ==========

           See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                 $   416,363
    Deferred revenue                                                     143,030
    Accrued expenses                                                     227,799
    Customer deposits                                                     31,458
    Capital lease payable                                                  9,830
    Stock issuance cost payable                                          254,840
                                                                     -----------
                 Total current liabilities                             1,083,320
                                                                     -----------

Capital lease payable                                                     23,885
                                                                     -----------

Stockholders' equity:
    Series A convertible redeemable preferred stock, $0.001 par value, 2,500,000 shares authorized and 396,500 shares issued and outstanding, 7%
      cumulative, with a $1.00 per share preference value                    397
    Series B convertible redeemable preferred stock,
      $0.001 par value, 1,700,000 shares authorized and 972,400
      shares issued and outstanding, with a $1.00 per share
      preference value and $.997 for subscriptions
      over $100,000                                                          972
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 17,386,250 shares issued and outstanding                17,386
    Additional paid-in capital                                         7,290,741
    Accumulated deficit                                               (4,953,773)
    Outstanding stock options                                             27,000
                                                                     -----------
                 Total stockholders' equity                            2,382,723
                                                                     -----------
                 Total liabilities and stockholders' equity          $ 3,489,928
                                                                     ===========

           See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   For the three months              For the nine months
                                                    ended September 30,              ended September 30,
                                               -----------------------------   -----------------------------
                                                   2000             1999           2000             1999
                                               ------------    ------------    ------------    -------------

      Revenues:
          Systems/networks                     $  1,156,616    $    209,726    $  3,860,396    $  1,597,149
          Service contracts                         108,318         114,030         496,887         426,078
                                               ------------    ------------    ------------    ------------
              Total revenues                      1,264,934         323,756       4,357,283       2,023,227
                                               ------------    ------------    ------------    ------------

      Cost of revenues:
          Systems/networks                        1,155,623         178,864       3,327,462       1,201,129
          Service contracts                          87,191          38,855         299,762         246,346
                                               ------------    ------------    ------------    ------------
              Total cost of revenues              1,242,814         217,719       3,627,224       1,447,475
                                               ------------    ------------    ------------    ------------

      Gross profit                                   22,120         106,037         730,059         575,752

      General and administrative                  1,513,739         619,841       3,677,193       1,381,038
                                               ------------    ------------    ------------    ------------

      Loss from operations                       (1,491,619)       (513,804)     (2,947,134)       (805,286)
                                               ------------    ------------    ------------    ------------

      Interest income                                53,937           8,487          82,568          27,647

      Interest expense                                 (636)        (12,753)        (14,312)        (31,094)

      Other income                                    5,074              --           9,408              --
                                               ------------    ------------    ------------    ------------

      Loss before income taxes                   (1,433,244)       (518,070)     (2,869,470)       (808,733)

      Provision (benefit) for income taxes               --              --              --              --
                                               ------------    ------------    ------------    ------------

      Net loss                                 $ (1,433,244)   $   (518,070)   $ (2,869,470)   $   (808,733)
                                               ============    ============    ============    ============

      Net loss per share (basic and diluted)          (0.08)          (0.04)          (0.18)          (0.07)
                                               ============    ============    ============    ============

      Weighted average number of shares
      outstanding and to be issued               17,191,684      11,830,739      16,124,235      11,830,739
                                               ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                         For the nine months
                                                         ended september 30,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    ------------
Cash flows from operating activities:

   Net loss                                          $(2,869,470)   $  (808,733)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization                     134,765         17,308
       Issuance of common stock for services               8,190             --
       Changes in assets and liabilities
       (Increase) decrease in:
           Inventory                                     (39,519)        35,899
           Accounts receivable                          (250,202)      (136,075)
           Interest receivable                                --        (25,208)
           Note receivable - related party                    --         74,963
           Prepaid expenses                                4,616         81,024
           Due from related party                         (6,907)        46,480
           Due from shareholder                               --
           Security deposits                              (3,120)        (4,245)
       Increase (decrease) in:
           Accounts payable                             (609,589)       444,076
           Deferred revenue                              (22,464)       (24,917)
           Customer deposits                              27,558       (152,173)
           Accrued expenses                              227,799         43,656
                                                     -----------    -----------
Net cash (used) by operating activities              $(3,398,343)   $  (407,945)
                                                     -----------    -----------

Cash flows from investing activities:

   Purchase of property and equipment                   (894,123)       (97,118)
   Purchase of license agreement                         (50,000)            --
                                                     -----------    -----------
Net cash (used) by investing activities                 (944,123)       (97,118)
                                                     -----------    -----------

Cash flows from financing activities:

   Proceeds from issuance of stock, net                5,664,616        957,517
   Dividends paid                                        (26,907)        (1,092)
   Repayment of long-term debt                          (130,188)      (196,351)
   Costs associated with recapitalization                     --       (283,153)
                                                     -----------    -----------
Net cash provided by financing activities              5,507,521        476,921
                                                     -----------    -----------

Net increase in cash                                   1,165,055        (28,142)

Cash at beginning of period                              151,725         32,245
                                                     -----------    -----------

Cash at end of period                                $ 1,316,780    $     4,103
                                                     ===========    ===========

            See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and other adjustments.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 1999. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                        SEPTEMBER 30,
                                                           2000
                                                        -----------

           Leasehold improvements                       $    57,908
           Equipment                                      1,190,236
           Furniture and fixtures                            22,260
                                                        -----------
                Total property and equipment              1,270,404

           Less:  accumulated depreciation                 (243,610)
                                                        -----------
                Property and equipment, net             $ 1,026,794
                                                        ===========

Depreciation expense for the nine months ended September 30, 2000 was $101,243.

NOTE 3 - STOCKHOLDERS' EQUITY

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

In March of 2000, the Company sold approximately 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The Company sold approximately 3,475,000 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per warrant. Fees associated with the offerings consisted of cash, warrants, and common stock. The warrants were issued to the outside investors and considered a cost of raising capital.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 3 - STOCKHOLDERS' EQUITY, continued

In accordance with the original purchase agreement, in June 2000, Intraco issued an additional 50,000 shares of restricted common stock as consideration in acquiring the assets of Page Telecomputing. The transaction resulted in additional goodwill of $98,400, which will be amortized over 15 years. The common stock was valued at the fair market value on the date of issuance.

During the nine months ended September 30, 2000, Intraco issued 198,560 shares of restricted common stock as payment of fees and issued 95,115 shares of restricted common stock to one employee and five former employees in connection with the exercise of stock options.

During the nine months ended September 30, 2000, preferred stock holders converted 388,000 shares of preferred stock to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
             OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          The following discussion regarding Intraco Systems, Inc. (the "Company" or "Intraco") and its business and operations contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or the negative or other variations thereof or comparable terminology. The reader is cautioned that all forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements, including no history of profitable operations, competition, dependence on key personnel and other factors discussed under the section titled "Management's Discussion and Analysis or Plan of Operations -- Factors That May Affect Future Results" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. The Company does not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by management over time means that actual events are occurring as estimated in such forward-looking statements.

          The following discussion and analysis should be read in conjunction with the financial statements appearing as Item 1 to this Report. These financial statements reflect the operations of the Company for the nine months and three months ended September 30, 2000 and 1999.

RESULTS OF OPERATIONS

GENERAL

          Intraco is an information technology, data and voice service provider. Intraco is in the process of shifting its business focus from the direct sale of computer products and services to be installed on customer premises to providing speech recognition, voice activated telephone products and services delivered from Intraco data centers for recurring monthly fees. Management believes that Intraco's competitive advantage lies in its ability to combine in-house expertise with leading speech recognition technologies available from third parties, including voice browsers and natural language engines, to create comprehensive commercial solutions. Intraco plans to deliver these advanced technology services to small and midsize businesses and branch offices of larger companies. Ultimately, these services will voice-enable a wide range of applications such as websites, e-commerce, auctioning, paging, e-mail and unified messaging.

          Intraco is currently seeking to execute an aggressive growth strategy that includes both internal growth through product, sales and marketing expansion and external growth through mergers, acquisitions, joint ventures and similar transactions. Intraco is currently planning to acquire telecommunications, internet service provider and network systems integration areas. Additionally, Intraco, through relationships it has established with Motorola, Microsoft, Nuance,

Lernout, Hauspie and Phone Systems, will incorporate new products and technologies into its system. These new products and technologies include phone access to Internet websites and voice-recognition-driven auto-attendant products.

          By year-end 2000, Intraco will require additional funding to cover current operations and to continue the implementation of its business plan. For this, Intraco anticipates that it will require approximately $5 million. The Company may need additional funds as its customer base increases and the equipment necessary to provide these services increases accordingly. Management expects to raise these additional funds by private investment and possible public offerings in the second quarter of 2001. Intraco cannot guarantee, however, that additional capital will be available in the amount required, on terms acceptable to it, and at the time required by it.

          Intraco was incorporated in Florida in March 1990. In April 1999, it completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation ("CTE"), with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to this share exchange, outstanding shares of Intraco capital stock were exchanged for 10,531,500 CTE shares. Thereafter, CTE changed its name to Intraco Systems, Inc.

          NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

          REVENUES. Revenues increased 115% to $4,357,283 for the nine months ended September 30, 2000 from $2,023,227 for the nine months ended September 30, 1999. This increase was due to a $2,263,247 increase in systems/networks revenues. Systems/networks revenues accounted for approximately 89% of revenues in the 2000 period compared to approximately 79% for the corresponding period in 1999.

          COST OF REVENUES. Cost of revenues increased 149.2% to $3,627,224 for the nine months ended September 30, 2000 from $1,447,475 for the nine months ended September 30, 1999. Cost of systems/networks revenues were $3,327,462, or 86.2%, of systems/networks revenues for the nine months ended September 30, 2000, compared to $1,201,129, or 75.2%, of systems/networks revenues for the corresponding period in 1999. Cost of service contracts were $299,762, or 60.3%, of service contract revenues for the nine months ended September 30, 2000, compared to $246,346, or 57.8%, for the corresponding period in 1999. The increase in the cost of revenues is mainly due to the decrease in the margins as a result of the margin pressure on hardware being experienced throughout the industry, Intraco expects margins to improve as a greater proportion of sales come from its newer product offerings. These products include computer telephony, speech recognition and information technology outsourcing. Although there can be no assurance that this strategy will prove successful, management believes it is necessary for Intraco's long-term viability.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $3,677,193, compared to $1,381,038 for the nine months ended September 30, 1999, an increase of $2,296,155, or 166.3%. Of the dollar increase, $1,506,429 represented increased payroll and commission costs in connection with the hiring of additional personnel to begin entering new markets and to deliver the new products and services; $74,700 represented recruiting fees in connection with the hiring of sales and engineering personnel; $79,820 represented increased professional fees; $114,126 represented increased public relations costs in connection with engaging a public relations firm; $56,197 represented increased advertising expenses; $95,868 represented increased directors and officers, health and workers' compensation insurance costs; and $117,457 reflects increased levels of depreciation and amortization due to capital expenditures; and $63,327 represented increased service charges for the new data center. The remaining increase was attributable to additional selling, general and administrative expenses.

          INTEREST INCOME. Interest income, net of interest expense, increased by $71,703 to $68,256 for the nine months ended September 30, 2000 as compared to net interest expense of $3,447 for the nine months ended September 30, 1999, reflecting the interest earned on deposits and the repayment of long-term debt.

          NET LOSS. As a result of the foregoing, Intraco reported a net loss of $2,869,470 for the nine months ended September 30, 2000 compared to a net loss of $808,733 for the nine months ended September 30, 1999, an increase of $2,060,737.

          ACCOUNTS RECEIVABLE. Accounts receivable increased $724,127, or 1072%, to $791,681 for the period ended September 30, 2000 from $67,554 for the period ended September 30,1999. This increase was primarily due to the substantial increase in revenues. As of September 30, 2000, 65% of the accounts receivable were current as compared to 52% as of September 30, 1999.

          ACCOUNTS PAYABLE. Accounts payable decreased $ 360,189, or 46.3%, to $416,363 for the period ended September 30, 2000 from $776,552 for the period ended September 30, 1999. The decrease was due to the use of the net proceeds from Intraco's private offering in March 2000 to pay down outstanding trade payables. Intraco was able to reduce accounts payable to a current status. As a result of prior credit issues, we are required to maintain current payment terms with our vendors.

          PROPERTY AND EQUIPMENT. Property and equipment increased $983,047, or 342%, to $1,270,404 for the period ended September 30, 2000 from $287,357 for the period ended September 30, 1999. The increase was due to the investment in additional equipment to support provide our new speech and telecommunication services.

          THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

          REVENUES. Revenues increased 291% to $1,264,934 for the three months ended September 30, 2000 from $323,756 for the three months ended September 30, 1999. This increase was primarily due to a $946,890 increase in systems/networks revenues. Systems/networks revenues accounted for approximately 91.4% of revenues in the 2000 period compared to approximately 64.8% for the corresponding period in 1999.

          COST OF REVENUES. Cost of revenues increased 471% to $1,242,814 for the three months ended September 30, 2000, from $217,719 for the three months ended September 30, 1999. Of the dollar increase, $117,000 represents an adjustment to inventory. The cost of revenues in the prior period was understated by this adjustment. For the three months ended September 30, 2000 the cost of systems/networks were $1,155,623, or 99.9%, including the inventory adjustment, and $1,038,623, or 89.8%, excluding the inventory adjustment, of systems/networks revenue compared to $178,864, or 85.3%, of systems/networks revenue for the corresponding period in 1999. Cost of service contracts were $87,191, or 80.5%, of service contract revenue for the three months ended September 30, 2000, compared to $38,855, or 34.1%, for the corresponding period in 1999. The increases in the cost of revenues is mainly due to decrease in the margins as a result of the margin pressure on hardware being experienced throughout the industry, Intraco expects this situation to improve as a greater proportion of sales come from its newer product offerings.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 were $1,513,739, compared to $619,841 for the three months ended September 30, 1999, an increase of $893,898, or 144.2%. Of the dollar increase, $566,259 represented increased payroll and commission costs in connection with the hiring of additional personnel to prepare Intraco to enter new markets and to deliver the new products and services; $21,017 represented increased professional fees; $57,321 represented increased public relations costs in connection with engaging a public relations firm; $64,522 reflects increased levels of depreciation and amortization due to capital expenditures; and $63,327 represent increased network service charges for the new data centers. The remaining increase was attributable to additional selling, general and administrative expenses.

          INTEREST INCOME. Interest income, net of interest expense, increased by $57,567 to $53,301 for the three months ended September 30, 2000 as compared to net interest expense of $4,266 for the three months ended September 30, 1999, reflecting the interest earned on deposits and the repayment of long-term debt.

          NET LOSS. As a result of the foregoing, Intraco reported a net loss of $1,433,244 for the three months ended September 30, 2000, compared to a net loss of $518,070 for the three months ended September 30, 1999, an increase of $915,174.

LIQUIDITY AND CAPITAL RESOURCES

          Intraco has incurred significant losses and has substantial negative cash flow from operations. Intraco's independent auditors have included a footnote in their annual report for the year ended December 31,1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least during the first half of 2001. Intraco received approximately $5.4 million from equity private placements during the first half of 2000. Intraco will require additional funding to cover current operations and the implementation of its business plan by year end 2000. Intraco is actively seeking additional financing, which may be either debt or equity financing. There can be no assurance that any additional financing will be raised or if raised, on favorable terms.

          At September 30, 2000, Intraco's current assets totaled $2,240,380 and current liabilities totaled $1,083,320. Intraco had long-term liabilities of $23,885 at September 30, 2000. Management is seeking to raise additional investment capital, both for working capital as well as to finance its growth and acquisition strategy. Although there can be no assurance that management will be successful in securing the needed capital, management is in discussion with potential investors.

          Intraco had $1,316,780 in cash on hand at September 30, 2000, compared to $151,725 at December 31, 1999. Operating activities for the nine months ended September 30, 2000 used cash of $3,398,343 primarily due to an increase in accounts receivable of $250,202 in support of increased revenues, the payment of trade payables of $609,589 and the net loss of $2,869,470. Net cash used in investing activities was $944,123, reflecting the purchase of fixed assets and licensing agreements. Financing activities provided cash in the amount of $5,507,521 primarily due to issuance of capital stock of $5,664,616, which was partially offset by repayment of $130,188 of long-term debt.

          Intraco intends to pursue expansion and acquisition plans, which may include the opening of additional facilities, both domestically and internationally, as well as the acquisition of additional facilities and/or companies. The success and timing of any such plans and required capital expenditures are unpredictable. Intraco has no current arrangements with respect to any possible acquisitions or material capital expenditures. Funding for such plans may be obtained through the issuance of additional equity and /or through additional borrowings and through profits from operations. Intraco cannot make any assurances that such funding would become available for such plans. Also, because Intraco is operating at a loss, it will need to secure additional funding to continue existing operations. No assurance can be made that such funding will be forthcoming and if forthcoming, be available at reasonable rates.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          On October 29, 1999, Banker's Leasing Association ("Banker's") filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a master lease agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker's has answered Intraco's counterclaim and has now filed suit against AIM Solutions, Inc. ("AIM"), as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. In its answer, AIM has denied Banker's allegations and has raised affirmative defenses. Discovery has not yet commenced.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          In August 2000, Intraco issued 36,487 shares of restricted common stock to two former employees upon the employees' exercise of stock options granted to the employees under Intraco's stock option plan in connection with their employment with Intraco. Intraco did not receive any proceeds from the exercise of the options because the Optionholders used the cashless exercise method. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. Intraco did not pay any fees or commissions in connection with these issuances.

         From February 2000 to September 2000, Intraco issued 388,000 shares of common stock to preferred shareholders who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits:

      EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-------------------------    ---------------------------------------------------

           27                Financial Data Schedule (SEC Use Only)

          (b)       Reports on Form 8-K:

          Intraco did not file any current reports on Form 8-K for the quarter ended September 30, 2000.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                           INTRACO SYSTEMS, INC.

Dated:   November 14, 2000               By: /s/ JACK BERGER
                                            ------------------------------------
                                            Jack Berger
                                            President