Form 10KSB/A
period 1999-12-31
INTRACO SYSTEMS INC
filed 2001-01-17
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                               (Amendment No. 2)


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


         Intraco currently offers several packages of speech recognition based products and services designed for businesses to use the Internet and telecommunications applications. It has one fully operational prototype of its voice enabled product, which is in the process of being evaluated by one client. These products include:


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


      Intraco also believes that its extensive knowledge of the voice recognition industry also gives Intraco the ability to identify which vendors supply the most advanced and effective technological components. Intraco's relationships with these vendors, which include Motorola and Nuance, have allowed it to establish long-term working agreements in the form of licensing agreements. As a result, Intraco is able to benefit from the significant investments already made by these outside firms. Finally, Intraco operates as a systems integrator; in other words, it combines software packages developed by others into a system that integrates several separate technologies into one cohesive system.


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

PRINCIPAL CUSTOMERS


         At the present time, Intraco is dependent on a limited number of customers. Internet Financial Network represented 38% of Intraco's revenues as of December 31, 1999. Our sales and marketing efforts, as described above, are intended to increase our exposure to potential clients and to increase our client base. We cannot guarantee that our efforts will be successful in this regard, however. As a result, we are vulnerable to the loss of a major client.


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

         o        LICENSING AGREEMENTS AND JOINT MARKETING RELATIONSHIPS.
                  Intraco has developed relationships with companies such as Motorola, Microsoft and Nuance, which have provided Intraco with access to newly developed speech recognition and other technologies. Each of these firms has expended significant amounts of resources developing these components, such as voice browsers and natural language engines, but lacks the ability to integrate these disparate pieces of software into a set of services that can be delivered to the end-user. Intraco believes that it has obtained access to these products because of its expertise in the speech recognition sector and because it is currently one of the few firms that can integrate these applications into a commercially viable product.


                  Intraco currently has the following agreements in place:


                  o Motorola: Definitive agreement for the joint marketing of Motorola's VoxML Language Software, enabling voice access to the Internet, using Intraco's application service provider capabilities. The agreement is for a term of one year and is renewable for successive one-year terms upon 90 days' notice. The agreement may be terminated by either party in certain circumstances. Intraco paid certain royalty and set-up fees. In addition, Intraco pays fees depending on the number of terminals at which the software is used.

                  o Nuance: Definitive agreement pursuant to which Intraco has a non-exclusive license to use Nuance's software for an indefinite period of time. Intraco may terminate the agreement at any time. Nuance has the right to terminate the agreement if Intraco breaches the terms of the agreement and does not cure the breach within 30 days of having received written notice of the breach. Royalty fees were determined separately by the parties.

                  o Microsoft: Definitive agreement pursuant to which Intraco is authorized to provide services and products developed by Microsoft. The agreement is for a term of one year and is renewable for successive one-year terms provided Intraco meets certain criteria. The agreement may be terminated by either party with 30 days' notice. Microsoft can terminate the agreement immediately if
                        Intraco: (i) breaches its obligations; (ii) pirates its products; or (iii) transfers or assigns a significant portion of its stock to a third party. Royalty fees were determined separately by the parties.


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


            o PRODUCTS WORK TODAY. Intraco currently has one fully operational prototype of its speech recognition product, which is being evaluated by one client. Intraco believes it is the first to offer commercially viable speech recognition solutions for use in Internet applications. As such, we believe we are positioned to capture substantial market share as companies become increasingly familiar with, and realize the need for, advanced speech recognition technologies.


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


      Historically, emphasis in the speech recognition industry was placed on the development of "core speech recognition engine" technology, a set of algorithms that interpret speech patterns. Many companies, including IBM, Dragon Systems, Voice Control Systems, Nuance, Nortel, SpeechWorks and Lucent, have spent substantial sums of money over the last quarter century in developing core speech recognition engine technology for the telephone. The development of speech recognition engine technologies requires the use of speech algorithms, statistics, digital signal processing algorithms, digital signal processing programming, phonetics, linguistics, information theory and coding theory. For the most part, these speech recognition engine manufacturers have allowed others to develop commercial speech applications.


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


SECURITY

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


      Our success depends, in larger part, on our ability to attract, develop, motivate and retain technical professionals. As of December 31, 1999, approximately 30% of our employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. Our location in South Florida can also make the recruiting process more difficult, as there are a limited number of research universities in the area and regions of the U.S. other than South Florida are often seen as being more attractive to technical professionals.

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

SALES OF UNREGISTERED SECURITIES


      In November 1998, Intraco issued to Vestar warrants to purchase 150,000 restricted shares of common stock at $0.25 per share in exchange for the cancellation of an anti-dilution clause in the consulting agreement with Vestar. The warrants were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. To Intraco's knowledge, management of Vestar was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.


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


      In March 1999, Intraco entered into an agreement with H&J Investments pursuant to which H&J Investments purchased 866,300 restricted shares of common stock at $1.00 per share. H&J issued to Intraco three notes with principal amounts totaling $866,300, of which $446,300 was paid as of March 31, 2000 and the balance of which was paid on July 24, 2000. The sale of shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To Intraco's knowledge, management of the investor was sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with its due diligence. No public solicitation or general advertising was done in connection with this sale. Intraco did not pay any fees or commissions in connection with this sale.

      In April 1999, Intraco issued 10,531,500 restricted shares of common stock to a total of 40 shareholders of Intraco Systems, Inc., a Florida corporation, as part of the share exchange with the Florida shareholders. The transaction was completed pursuant to an agreement and plan of exchange in accordance with the exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the shareholders of the acquired entity were sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with its due diligence. No public solicitation or general advertising was done in connection with the share exchange.

      In June 1999, Intraco acquired the assets of Page Telecomputing and issued 60,000 restricted shares of its common stock as consideration to the sole shareholder. The aggregate value of the consideration received for the issuance was $90,000. An additional 50,000 restricted shares of common stock were issued in June 2000 to the sole shareholder in settlement of his employment contract. The aggregate value of the shares issued as settlement is $98,400. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the shareholder was sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with the shareholder's due diligence. No public solicitation or general advertising was done in connection with this sale. Intraco did not pay any fees or commissions in connection with this transaction.


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

      In March 2000, the Company sold 3,474,667 units for $4,805,799 net of fees and expenses to a total of 11 accredited investors. Each unit consisted of one restricted share of common stock and one warrant to purchase one restricted share of common stock at $1.50 per share. The sale of the units was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and were made pursuant to a term sheet and unit purchase agreement. In addition to Intraco's representations in the purchase agreement, the investors were provided with a variety of financial and other information about Intraco in connection with their due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco issued a warrant to purchase 210,000 restricted shares of common stock at $2.00 per share, 196,560 restricted shares of common stock and a warrant to purchase 196,560 restricted shares of common stock at $1.50 per share and paid a cash fee of $381,200 as a commission for this sale and paid legal, accounting and other miscellaneous expenses of $67,323.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

      You should read the following discussion and analysis in conjunction with our consolidated financial statements and the notes included elsewhere in this report.


OVERVIEW

         Intraco is an information technology service provider. Its products and services include computer hardware, computer networks, speech recognition products and services, and voice-activated products and services. Intraco is in the process of attempting to shift its business focus from direct sales of computer hardware and computer networks to be installed on customer premises to providing speech recognition and voice command products delivered from Intraco data centers for recurring monthly fees. This manner of providing products and services from a remote location for a recurring service charge is referred to as being an "application service provider."

         At present, Intraco has established two data centers, one in New York City and another in Boca Raton, Florida. Both of these data centers are equipped to deliver Intraco's new services. Intraco's current speech and voice services include a speech recognition telephone "operator" that answers incoming telephone calls and directs them to the appropriate extension by responding to the caller's voice request and a voice-activated telephone dialing system that places outgoing calls. Intraco has begun signing contracts with customers for the sale of some of these new services and for the testing of others.

         Management believes Intraco's competitive advantage lies in its ability to combine its in-house expertise with leading speech recognition technologies available from third parties, including voice browsers and natural language engines, to create comprehensive packages of technology and voice services for a variety of businesses. Management believes the major market for these services is small- to medium-sized businesses and branch offices of larger companies. Intraco's primary sales channel for these new products will be through telecommunications companies with only a relatively small portion of its sales coming from direct sales from its own sales force. At present, Intraco is testing the "operator" and the voice-activated dialer with a client that is assessing its services. Intraco expects test results to be available during the first quarter of 2001.

         By January 31, 2001, Intraco will require additional funding to pay its current operating expenses as well as to continue selling, marketing, testing and installation of its new products. Intraco's operating expenses total approximately $350,000 per month. The total funds it will need will depend on both the length of time it takes to raise the funds as well as the rate at which its new products gain acceptance in the marketplace. Management believes that the faster it can generate revenues from its new products, the more operating profit will become available to offset some of its cash requirements for its operations. Intraco has only recently started to generate limited revenues from these new products, however, and there can be no assurance it will be able to generate sufficient revenues from these new products in order to fund all or a part of its operating expenses. Intraco is also unable to estimate when sufficient revenues may be generated by sales of its new products. Therefore, it is actively seeking a capital infusion of approximately $5 million, which it believes will provide substantially all of the funding needed to meet its operating expenses and its product development and testing cash needs, while it develops additional sales channels so as to increase its sales to profitable levels. There can be no assurances that Intraco will be able to increase its sales to profitable levels.

         Management is in the process of identifying potential private investors for a private equity investment and a private debt offering. The specific terms of any investment have not yet been negotiated with the potential investors. Intraco may also obtain funds through the exercise of certain outstanding warrants. There can be no assurances, however, that it will be able to complete any offerings or that any warrant holders will exercise their warrants. As of the date of this report, the trading price of Intraco common stock is below the exercise prices of its outstanding warrants. If Intraco is not able to raise the required capital, then it will reduce operations, seek a potential acquirer and/or discontinue operations.

         Intraco was incorporated in Florida in March 1990. In April 1999, it completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to the share exchange, all of the outstanding shares of Intraco capital stock were exchanged for 10,531,500 Custom Touch shares. Thereafter, Custom Touch changed its name to Intraco Systems, Inc.


RESULTS OF OPERATIONS


         YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         REVENUES. Revenues increased 8.1% to $2,925,268 for the year ended December 31, 1999 from $2,704,931 for the year ended December 31, 1998. This increase was primarily due to a $1,296,716 increase in systems/networks revenues. Of the increase, $719,323 represented an unusually large sale in the fourth quarter of 1999 to a single customer (Internet Financial Network). The increases in systems/networks revenues were offset by a $1,076,379 decrease in service contract revenues. Approximately 90% of the decrease in service contract revenues was due to the cancellation of a service contract with Kender Thijssen BV that Intraco had since 1990. Although Intraco is attempting to shift its business focus away from its systems/networks products and service contracts, management anticipates that its systems/networks revenues will continue to be a significant portion of Intraco's revenues in the future.

         Our quarterly operating results fluctuate because of the number of active client projects, the requirements of client projects, the termination of major client projects, the loss of major clients, the timing of new engagements, and the timing of personnel cost increases. Our information, data and voice services are complex and often require a significant amount of time to design for and sell to a new client. Because a high percentage of our expenses are relatively fixed at the beginning of any period and our general policy is to not adjust our staffing levels based upon what we view as short-term circumstances, a variation in the timing of the initiation or the completion of client assignments, particularly at or near the end of any quarter, can cause significant variations in operating results from quarter to quarter and could result in losses for any particular period. In addition, many of our engagements are, and may be in the future, terminable by our clients without penalty. A termination of a major project could require us to maintain under-utilized employees, resulting in a higher than expected percentage of unassigned professionals, or to terminate the employment of excess personnel.

         COST OF REVENUES. Cost of revenues increased 26.4% to $2,165,581 for the year ended December 31, 1999 as compared to $1,712,720 for the corresponding period in 1998. Cost of systems/networks revenues were $1,852,443, or 72.8%, of systems/networks revenues for the year ended December 31, 1999, compared to $638,885, or 51.2%, of systems/networks revenues for the corresponding period in 1998. This increase reflects Intraco's increased sales and also reflects the effect of increased competition, which limits Intraco's ability to mark-up the hardware and software sold. Cost of service contracts totaled $313,138, or 82.5%, of service contract revenues for the year ended December 31, 1999, compared to $1,073,835, or 73.7%, for the corresponding period in 1998. The increase in the cost of service contracts is primarily due to the increase in labor costs, which Intraco contracts out.

         Intraco's overall gross profit margins for the years ended 1999 and 1998 were 26% and 37%, respectively. The profit margins on Intraco's systems/networks products and service contracts continue to erode due to increased competition, which limits Intraco's mark-ups on the hardware and software it sells, and due to increased labor costs. The profit margins have, therefore, been below management's targets of 35% on systems/networks products and service contracts and 50% on new products. As a result, management is directing more resources toward developing products and services with higher profit margins. Management currently believes its voice-activated products can be sold at higher margins. As a greater portion of Intraco's total revenues begins to be derived from newer product offerings such as the voice-activated auto attendant and telephone dialer, management expects the overall margins to improve. As of December 31, 1999, however, the Company had not sold any such new products or services. Although there can be no assurances that this strategy will prove successful, management currently believes it is necessary for Intraco's long-term viability.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,159,663, or 111.7%, to $2,197,492 for the year ended December 31, 1999 from $1,037,829 for the corresponding period in 1998. Of the dollar increase, $561,106 represented payroll costs in connection with the hiring of two additional sales and marketing staff, and four additional senior management personnel to begin developing new products and services and entering new markets; $81,830 represented an increase in facilities and leased equipment; $47,953 represented increased professional fees; and $216,073 represented increased financial advisory fees in connection with the decision to complete the exchange offer with Custom Touch Electronics and possible additional acquisitions. The remaining increases were attributable to other additional selling, general and administrative expenses.

         INTEREST EXPENSE. Interest expense, net of interest income, decreased $33,487 to $1,090 for 1999 from net interest expense of $34,577 in 1998, reflecting the repayment of long-term debt.

         NET LOSS. As a result of the foregoing, we reported a net loss of $1,438,895 for the year ended December 31, 1999 and a net loss of $80,195 for 1998.

         ACCOUNTS RECEIVABLE. Accounts receivable increased $485,522, or 973%, to $535,422 for the year ended December 31, 1999 from $49,900 for the year ended December 31, 1998. This increase primarily reflects that a greater portion of Intraco's revenues in 1999 was derived from systems/networks as compared to 1998, in which a greater portion of revenues were derived from service contracts. In 1999, 87% of Intraco's revenues were derived from systems/networks, as compared to 46% of revenues from systems/networks in 1998. In 1999, 13% of Intraco's revenues were from service contracts, whereas in 1998 54% of revenues were from service contracts. Intraco's practice has been to bill its systems/networks clients when the product is delivered; by comparison service contracts are billed and paid for by clients in advance of the services being provided. As a result of Intraco's billing practices and the shift from service contracts to systems/networks, the average number of days outstanding of Intraco's receivables in 1999 was 36 days as compared to 19 days for 1998. The average days outstanding was also skewed as of the end of 1999 because of a large systems/networks sale to one customer in the fourth quarter of 1999 for which payment was delayed. Excluding the effect of that sale, the average number of days outstanding for Intraco's accounts receivable in 1999 declined to 12 days. Management continues to monitor Intraco's accounts receivable.

         ACCOUNTS PAYABLE. Accounts payable increased $693,476, or 209%, to $1,025,952 for the year ended December 31, 1999 from $332,476 for the year ended December 31, 1998. The increase was primarily due to an increase in the purchasing of hardware to support the increase in revenues for the fourth quarter of 1999. For the years ended December 31, 1999 and 1998, accounts payable turned three times a year or an average of every four months.

LIQUIDITY AND CAPITAL RESOURCES


      Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco has included a footnote in its annual biannual statements for the year ended December 31,1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least during the first half of 2000. Intraco received approximately $5.4 million from equity private placements during the first half of 2000. Intraco will require additional funding to cover current operations and the implementation of its business plan after January 31, 2001. Intraco is actively seeking additional financing, which may be either debt or equity financing. There can be no assurance that any additional financing will be raised or if raised, on favorable terms.


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


      Because of delays Intraco has experienced in obtaining the additional financing required, Intraco has suspended any plans for expansion through acquisitions or otherwise. Accordingly, Intraco has no material commitments for capital expenditures at the present time. Because Intraco is operating at a loss, however, it must secure additional funding to continue its current operations. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Intraco.


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

      WE WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL IN ORDER TO CONTINUE OUR OPERATIONS.


      We require substantial working capital to build our application service provider systems, for marketing and promotion, and to fund our general business operations. In addition, we anticipate that we will regularly need to make capital expenditures to upgrade and modify our management information system, including software and hardware, as we grow and the needs of our business change. Without any outside funding, we currently anticipate that we will have sufficient funds to meet our anticipated needs for working capital and capital expenditures through January 31, 2001. After that, we will need to raise additional funds. We are actively seeking additional financing, which may be either debt or equity financing. After that, we will need to raise additional funds. We cannot be certain that any additional financing will be available to us when needed and if available, whether it will be on favorable terms. In addition, if we raise additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of our current shareholders and our shareholders may experience additional dilution.

      OUR SERVICES ARE BASED ON SOFTWARE OBTAINED FROM THIRD PARTIES. WE MAY HAVE TO DISCONTINUE OR SIGNIFICANTLY CHANGE OUR PRODUCTS OR SERVICES IF THESE THIRD PARTIES CANCEL OUR LICENSING AGREEMENTS OR DISCONTINUE PRODUCTION OF THE SOFTWARE.


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




      WE DEPEND ON JOINT MARKETING AGREEMENTS FOR THE ADVERTISING AND PROMOTION OF OUR PRODUCTS. CANCELLATION OF ANY OF THESE AGREEMENTS COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR OPERATIONS AND FINANCIAL RESULTS.


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


 KEY PERSONNEL AND EMPLOYMENT AGREEMENTS


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

         SERIES A PREFERRED STOCK

                                                Amount and Nature of Beneficial         Percent of Series A
                                                Ownership of Series A Preferred           Preferred Stock
             Name and Address                                Stock                       Beneficially Owned
-------------------------------------------   ------------------------------------- -----------------------------


Peter Georg Studer, Sole Director                            100,000                             25.2%
Alpenstein Holding AG
Berkenstrasse 49
Rotkreuz, SZ


Mario Franchi                                                 50,000                             12.6
Sitel Corporation
No. 15 Andar No. 3, Floor 1050
Lisbon, Portugal

Rolf Frommel                                                  50,000                             12.6
P.O. Box 53
Taby, SW  18321

Osakeyhtio & Jukka Hallman                                    20,000                              5.0
Haapaniemenkatu 28 KRS
Kuspio, FI  70111

All executive  officers and directors as a                         0                                0
group (six persons)

         SERIES B PREFERRED STOCK


                                                 Amount and Nature of Beneficial         Percent of Series B
                                                 Ownership of Series B Preferred           Preferred Stock
             Name and Address                                 Stock                       Beneficially Owned
-------------------------------------------    ------------------------------------  -----------------------------



Peter Georg Studer, Sole Director                             401,200                             41.3%
Alpenstein Holding AG
Berkenstrasse 49
Rotkreuz, SZ


Robert Hildreth, Jr.                                           20,400                              2.1

Song Lin                                                      100,300                             10.3
4251 Coral Hills Drive
Coral Springs, FL  33065

Richard A. Persson TTEE                                       401,200                             41.3
Richard A. Persson Declaration
625 Prestwick Drive
Frankfort, IL  60423

All executive  officers and directors as a                     20,400                              2.1
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


      In May 1997, Intraco entered into a consulting agreement with Vestar Capital Corporation pursuant to which Vestar provides organizational and strategic planning services. Vestar assisted Intraco with an internal reorganization in 1998 and assisted in the identification of potential acquisitions. The compensation under this agreement provided for monthly fees of $3,000 through February 1998, and $1,650 per week thereafter. Vestar received 891,000 restricted shares of Intraco common stock from the principal shareholder of Intraco on behalf of Intraco, which represented 9.9% of the then outstanding shares, and had the right to be issued warrants to maintain its 9.9% interest in Intraco despite any further issuances of capital stock until May 2000 pursuant to an anti-dilution provision in its consulting agreement. During November 1998, Intraco issued to Vestar warrants to purchase 150,000 shares of common stock at $0.25 per share in exchange for the cancellation of the anti-dilution clause of its consulting agreement. The consulting agreement with Vestar was terminated February 1, 2000.


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

                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused the Amendment No. 2 to its Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTRACO SYSTEMS, INC.


Date: January 17, 2001              By:      /s/ WALT NAWROCKI
                                             -----------------------------------
                                             Chief Executive Officer and
                                             Director (Principal Executive
                                             Officer)

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

                             INTRACO SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

                                                              1999             1998
                                                          -----------      -----------

Cash flows from operating activities:
  Net (loss)                                              $(1,438,895)     $   (80,195)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
      Depreciation and amortization                            72,331           18,426
      Warrants                                                 27,000                -
      Allowance for note receivable - related party            48,096                -
      Changes in assets and liabilities:
      (Increase) decrease in:
        Inventory                                              49,162          (65,840)
        Accounts receivable                                  (485,522)         185,727
        Prepaid expenses                                       39,549            1,320
        Due from related parties                               46,480          (38,929)
        Security deposits                                      (1,245)         (11,111)
      Increase (decrease) in:
        Accounts payable                                      693,476          143,236
        Deferred revenue                                       13,320         (441,559)
        Customer deposits                                    (168,295)         172,195
                                                          -----------      -----------
Net cash used by operating activities                      (1,104,543)        (116,730)
                                                          -----------      -----------
Cash flows from investing activities:
  Purchase of property and equipment                         (145,316)         (58,058)
                                                          -----------      -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      421,005          166,300
  Proceeds from issuance of preferred stock                 1,704,000           52,500
  Costs associated with issuance of stock                    (244,846)        (110,107)
  Proceeds from capital lease                                   9,363                -
  Repayment of capital lease                                   (9,363)               -
  Proceeds from note receivable - related party                74,963                -
  Dividends paid                                               (8,483)               -
  Repayment of long-term debt                                (294,147)        (156,694)
  Costs associated with recapitalization                     (283,153)               -
                                                          -----------      -----------
Net cash provided (used) by financing activities            1,369,339          (48,001)
                                                          -----------      -----------
Net increase (decrease) in cash                               119,480         (222,789)
Cash, beginning of year                                        32,245          255,034
Cash, end of year                                         $   151,725      $    32,245
                                                          ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                              $    40,401      $    37,067
                                                          ===========      ===========
Non-cash transactions affecting financing activities:
  Common stock issued for note                            $   446,300      $         -
                                                          ===========      ===========
  Conversion of accounts payable to note payable          $         -      $   438,906
                                                          ===========      ===========
  Issuance of common stock for acquisition                $    90,000              $ -
                                                          ===========      ===========
  Assets acquired under capital lease                     $    50,000              $ -
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


Holders have the right to convert the Series A preferred stock, in whole or in part, at any time or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate is one-to-one, and is subject to adjustments in certain circumstances, including proportional stock splits, stock dividends and reverse stock splits. The shares of Series A preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.

In October of 1999, the Company began a Series B preferred stock offering, and, as a result of the offering, the Company issued 989,400 shares under Regulation S of preferred stock, for a total of $989,000. Holders will have the right to convert the Series B preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate is one-to-one, and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits. The shares of Series B preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.


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
Expected volatility                                   n/a
Expected dividends                                   None
Weighed average remaining contractual life      9.5 years

A summary of option transactions during the years ended December 31, 1999 and 1998, is shown below:

                                                                Weighted Average
                                    Number of                    Exercise Price
                                     Options    Price Per Share    Per Option
                                   ----------    -------------     ----------

Outstanding at December 31, 1998      815,000    $        0.25     $     0.25
Granted (1/1/99 - 3/31/99)            260,000             0.25           0.25
Granted (4/1/99 - 4/30/99)             10,000             0.25           0.25
Granted (5/1/99 - 9/30/99)            270,000     1.50 to 2.00           1.97
Granted (10/1/99 - 12/31/99)        6,249,800      .88 to 2.18           0.89
Exercised                                   -                -              -
Forfeited                                   -                -              -
                                   ----------    -------------     ----------
Outstanding at December 31, 1999    7,604,800    $ .25 to 2.18     $     0.84
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

WARRANTS


In November 1998 the Company granted 150,000 warrants to Vestar Capital Corporation, a company controlled by a minority shareholder, as part of a consulting agreement. Compensation expense for the warrants has been determined based on the fair value of the warrants at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation". Compensation expense of $27,000, which is equal to the estimated fair market value of the warrants, was recorded in 1999. Fair market value of $0.25 was used for the Company's common stock at the date of issuance based on the offering price in the Regulation D 504 common stock offering in November of 1998 of $0.25 per share. The fair value of each warrant is estimated on the date of grant using fair market option pricing model with the assumptions as stated above.

                              INTRACO SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 10 - STOCKHOLDERS' DEFICIT AND STOCK OPTION PLAN, CONTINUED


                                                                Weighted Average
                                    Number of                    Exercise Price
                                     Warrants    Price Per Share   Per Warrant
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

Management's plan to increase sales and obtain additional capital includes several specific actions. On the sales side, greater emphasis will be placed on emerging technologies such as speech-to-text, voice recognition, ASP services, and web development as these areas have higher profit margins and represent a market which is growing much more rapidly than the Company's traditional services. In the last quarter of 1999 and the first quarter of 2000 several employees, were added, which are expected to have a significant effect on sales. For capital sourcing, management will continue the private placement offerings of common and preferred stock, which during the period from January 1, 2000 through March 16, 2000 have raised approximately $4,400,000. Management believes that through this additional capital raised the going concern has been mitigated through December 31, 2000.


No estimate has been made should management's plan be unsuccessful.


NOTE 14 - LITIGATION

The Company is party from time to time to various legal proceedings. None of these proceedings are expected to have a material impact on its financial position or results of operations.


NOTE 15 - PUBLIC SHELL SHARE EXCHANGE


In April 1999, CTE, an inactive public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a re-capitalization of the Company. The exchange ratio of common shares was one-for-one. The estimated fair market value of the net assets acquired was $1,005. Costs associated with this re-capitalization totaled $283,153. As a result of the re-capitalization, the Company is now authorized to issue 100,000,000 shares of common stock. Former stockholders of CTE owned following the share exchange 2,429,489 shares of common stock of the Company.