Form 10QSB/A
period 2000-06-30
INTRACO SYSTEMS INC
filed 2001-01-17
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 2)


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

In April 1999, CTE, an inactive public company, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a recapitalization of the Company. The exchange ratio of common shares was one-for-one. The estimated fair market value of the net assets acquired was $1,005. Costs associated with this recapitalization totaled $283,153. As a result of the recapitalization, the Company is now authorized to issue 100,000,000 shares of common stock.

In March 2000, the Company sold 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The Company sold 3,474,667 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per warrant. Fees associated with the offerings consisted of cash, warrants, and common stock. The warrants were issued to the outside investors and considered a cost of raising capital, and the discount of $.50 per warrant or $15,000, for the 30,000 warrants has been included in additional paid-in capital.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 3 - STOCKHOLDERS' EQUITY (CONTINUED)


In June 1999, the Company purchased the assets of Page Telecomputing. In connection with the purchase, the Company entered into an employment agreement with the principal shareholder of Page Telecomputing. In June 2000, the Company terminated this employment agreement and issued 50,000 restricted shares of its common stock to such employee in settlement of the employment agreement. The shares were valued at $98,400.

The Company's financial statements for June 30, 2000 have reflected this issuance as additional consideration for the purchase of the assets of Page Telecomputing and the $98,400 is included in goodwill. Subsequently, the Company determined that this accounting was inconsistent with the intent of the parties. The Company has, therefore, corrected its accounting of the shares issued in connection with the termination of the employment agreement and such correction is reflected in its financial statements for September 30, 2000. The Company's goodwill has been reduced by $98,400 and such amount has been expensed as compensation expense included in general, selling and administrative expenses.

During the six months ended June 30, 2000 Intraco issued 198,560 shares of restricted common stock as payment of fees and issued 58,628 of restricted common stock to one employee and 3 former employees in connection with the exercise of stock options. The 198,560 shares issued for services were valued at the fair market value of Intraco's common stock at the date of issuance or $1.53 per share, the quoted market price on the close of the prior day. The $302,936 has been included in current year general and administrative expense.


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

     By January 31, 2001, Intraco will require additional funding to pay its current operating expenses as well as to continue selling, marketing, testing and installation of its new products. Intraco's operating expenses total approximately $350,000 per month. The total funds it will need will depend on both the length of time it takes to raise the funds as well as the rate at which its new products gain acceptance in the marketplace. Management believes that the faster Intraco can generate revenues from its new products, the more operating profit will become available to offset some of its cash requirements for its operations. Intraco has only recently started to generate limited revenues from these new products, however, and there can be no assurance it will be able to generate sufficient revenues from these new products in order to fund all or a part of its operating expenses. Intraco is also unable to estimate when sufficient revenues may be generated by sales of its new products. Therefore, Intraco is actively seeking a capital infusion of approximately $5 million, which it believes will provide substantially all of the funding needed to meet its operating expenses and its product development and testing cash needs, while Intraco develops additional sales channels so as to increase its sales to profitable levels. There can be no assurances that Intraco will be able to increase its sales to profitable levels.

     Management is in the process of identifying potential private investors for a private equity investment and a private debt offering. The specific terms of any investment have not yet been negotiated with the potential investors. Intraco may also obtain funds through the exercise of certain outstanding warrants. There can be no assurances, however, that it will be able to complete any offerings or that any warrant holders will exercise their warrants. As of the date of this report, the trading price of Intraco's common stock is below the exercise prices of its outstanding warrants. If Intraco is not able to raise the required capital, then it will reduce operations, seek a potential acquirer and/or discontinue operations.

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

THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999


      REVENUES. Revenues increased 291% to $1,264,934 for the three months ended September 30, 2000 from $323,756 for the three months ended September 30, 1999. This increase was primarily due to an increase in the sales and marketing staff to 16 people for the three months ended September 30, 2000 from six people for the corresponding period in 1999. Although Intraco is attempting to shift its business focus away from its systems/networks products and service contracts, management anticipates that its systems/networks revenues will continue to constitute a significant portion of Intraco's revenues in the future.

      COST OF REVENUES. Cost of revenues increased 471% to $1,242,814 for the three months ended September 30, 2000, from $217,719 for the three months ended September 30, 1999. This increase reflects Intraco's increased sales and also increased competition, which limits Intraco's ability to mark-up the hardware and software sold. In addition $117,000 of the dollar increase represents an adjustment to inventory. The cost of revenues in the prior period was understated by this adjustment. For the three months ended September 30, 2000 the cost of systems/networks were $1,155,623 or 99.9% including the inventory adjustment, and $1,038,623 or 89.8% excluding the inventory adjustment, of systems/networks revenue compared to $178,864 or 85.3% of systems/networks revenue for the corresponding period in 1999. Cost of service contracts was $87,191 or 80.5% of service contract revenue for the three months ended September 30, 2000, compared to $38,855 or 34.1% for the corresponding period in 1999. The cost of service contracts has increased as a result of higher labor charges for services Intraco contracts out.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 were $1,612,139 compared to $619,841 for the three months ended September 30, 1999, an increase of $992,298 or 160.1%. Of the dollar increase, $566,259 represented increased payroll and commission costs in connection with the hiring of nine additional engineers, ten additional sales and marketing staff, and two additional administrative personnel to begin developing new products and services, entering new markets and continuing to sell existing products; $21,017 represented increased professional fees; $57,321 represented increased public relations costs in connection with engaging a public relations firm; $64,522 reflects increased levels of depreciation and amortization due to capital investments and $63,327 represented increased network service charges for the new data centers; and $98,400 represented a one-time charge for the settlement of an employment contract The remaining increase was attributable to other additional selling, general and administrative expenses.

      INTEREST INCOME. Interest income, net of interest expense, increased by $57,567 to $53,301 for the three months ended September 30, 2000 as compared to net interest expense of $4,266 for the three months ended September 30, 1999, reflecting the interest earned on deposits and the repayment of long-term debt.

      NET LOSS. As a result of the foregoing, Intraco reported a net loss of $1,531,644 for the three months ended September 30, 2000, compared to a net loss of $518,070 for the three months ended September 30, 1999, an increase of $1,013,574.


LIQUIDITY AND CAPITAL RESOURCES


     Intraco has incurred significant losses and has substantial negative cash flow from operations. Intraco has included a footnote in its annual financial statements for the year ended December 31, 1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least through the first half of 2001. During the six months ended June 30, 2000, Intraco received approximately $5.4 million from equity private placements and is currently seeking to raise additional capital from institutional investors. Intraco will require additional funding to cover current operations and the implementation of its business plan. There can be no assurance that additional funds will be raised through these offerings or otherwise.


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

      In March 2000, the Company sold 3,474,667 units for $4,805,799 net of fees and expenses to a total of 11 accredited investors. Each unit consisted of one restricted share of common stock and one warrant to purchase one restricted share of common stock at $1.50 per share. The sale of the units was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and were made pursuant to a term sheet and unit purchase agreement. In addition to Intraco's representations in the purchase agreement, the investors were provided with a variety of financial and other information about Intraco in connection with their due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco issued a warrant to purchase 210,000 restricted shares of common stock at $2.00 per share, 196,560 restricted shares of common stock and a warrant to purchase 196,560 restricted shares of common stock at $1.50 per share, paid a cash fee of $381,200 as a commission for this sale and paid legal, accounting and other miscellaneous expenses of $67,323.

      In April 2000, Intraco issued 6,199 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under Intraco's stock option plan in connection with the person's employment with Intraco. Intraco did not receive any proceeds from the exercise of options because the optionholder used the cashless exercise method. The shares were valued at $22,068. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) and 4(2) of the Securities Act. The employee had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and were familiar with Intraco's operations and financial condition. Intraco did not pay any fees or commissions in connection with this issuance.

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

      In June 2000, Intraco issued 52,549 shares of restricted common stock to one employee and three former employees upon the employees' exercise of stock options granted to the employees under Intraco's stock option plan in connection with their employment with Intraco. Intraco did not receive any proceeds from the exercise of the options because the optionholders used the cashless exercise method. The stock options were valued at an aggregate of $150,625. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. The individuals had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and were familiar with Intraco's operations and financial condition. Intraco did not pay any fees or commissions in connection with these issuances.


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

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Exhibit No.    Description
         -----------    -----------

         27.1           Financial Data Schedule (SEC Use Only)

     (b) None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 2 to this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                             INTRACO SYSTEMS, INC.


Dated:  January 17, 2001                      By: /s/ Walt Nawrocki
                                                 ------------------------------
                                                 Chief Executive Officer and
                                                 Director (Principal Executive
                                                 Officer)