Form 10QSB/A
period 2000-09-30
INTRACO SYSTEMS INC
filed 2001-01-17
CIK 1075907

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

Signatures...................................................................14

                         PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

INTRACO SYSTEMS, INC.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2000
(UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

Current assets:
    Cash                                                              $1,316,780
    Accounts receivable, net                                             785,624
    Inventory                                                             56,197
    Prepaid expenses                                                      81,779
                                                                      ----------
                 Total current assets                                  2,240,380
                                                                      ----------

Property and equipment, net                                            1,026,794


Other assets:
    Due from related party                                                 6,907
    Goodwill, net                                                         80,596
    Deposits                                                              18,184
    License agreement, net                                                18,667
                                                                      ----------
                 Total other assets                                      124,354
                                                                      ----------

                 Total assets                                         $3,391,528
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
                                                                     -----------


Stockholders' equity:
    Series A convertible redeemable preferred stock, $0.001 par value, 2,500,000 shares authorized and 396,500 shares issued and outstanding, 7%
      cumulative, with a $1.00 per share preference value                    397
    Series B convertible redeemable preferred stock,
      $0.001 par value, 1,700,000 shares authorized and 972,400
      shares issued and outstanding, with a $1.00 per share
      preference value and $.997 for subscriptions
      over $100,000                                                          972
    Common stock, $0.001 par value, 100,000,000 shares
      authorized, 17,386,250 shares issued and outstanding                17,386
    Additional paid-in capital                                         7,290,741
    Accumulated deficit                                               (5,052,173)
    Outstanding stock options                                             27,000
                                                                     -----------
                 Total stockholders' equity                            2,284,323
                                                                     -----------
                 Total liabilities and stockholders' equity          $ 3,391,528
                                                                     ===========


           See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                   For the three months              For the nine months
                                                    ended September 30,              ended September 30,
                                               -----------------------------   -----------------------------
                                                   2000             1999           2000             1999
                                               ------------    ------------    ------------    -------------

      Revenues:
          Systems/networks                     $  1,156,616    $    209,726    $  3,860,396    $  1,597,149
          Service contracts                         108,318         114,030         496,887         426,078
                                               ------------    ------------    ------------    ------------
              Total revenues                      1,264,934         323,756       4,357,283       2,023,227
                                               ------------    ------------    ------------    ------------

      Cost of revenues:
          Systems/networks                        1,155,623         178,864       3,327,462       1,201,129
          Service contracts                          87,191          38,855         299,762         246,346
                                               ------------    ------------    ------------    ------------
              Total cost of revenues              1,242,814         217,719       3,627,224       1,447,475
                                               ------------    ------------    ------------    ------------

      Gross profit                                   22,120         106,037         730,059         575,752


      General and administrative                  1,612,139         619,841       3,775,593       1,381,038
                                               ------------    ------------    ------------    ------------

      Loss from operations                       (1,590,019)       (513,804)     (3,045,534)       (805,286)
                                               ------------    ------------    ------------    ------------


      Interest income                                53,937           8,487          82,568          27,647

      Interest expense                                 (636)        (12,753)        (14,312)        (31,094)

      Other income                                    5,074              --           9,408              --
                                               ------------    ------------    ------------    ------------


      Loss before income taxes                   (1,531,644)       (518,070)     (2,967,870)       (808,733)


      Provision (benefit) for income taxes               --              --              --              --
                                               ------------    ------------    ------------    ------------


      Net loss                                 $ (1,531,644)   $   (518,070)   $ (2,976,870)   $   (808,733)
                                               ============    ============    ============    ============

      Net loss per share (basic and diluted)          (0.09)          (0.04)          (0.18)          (0.07)
                                               ============    ============    ============    ============


      Weighted average number of shares
      outstanding and to be issued               17,191,684      11,830,739      16,124,235      11,830,739
                                               ============    ============    ============    ============

            See accompanying notes to condensed financial statements.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)
--------------------------------------------------------------------------------
                                                         For the nine months
                                                         ended September 30,
                                                     ---------------------------
                                                         2000           1999
                                                     -----------    ------------
Cash flows from operating activities:


   Net loss                                          $(2,967,870)   $  (808,733)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization                     134,765         17,308
       Issuance of common stock for services             401,336             --
       Changes in assets and liabilities
       (Increase) decrease in:
           Inventory                                     (39,519)        35,899
           Accounts receivable                          (250,202)      (136,075)
           Interest receivable                                --        (25,208)
           Note receivable - related party                    --         74,963
           Prepaid expenses                                4,616         81,024
           Due from related party                         (6,907)        46,480
           Due from shareholder                               --
           Security deposits                              (3,120)        (4,245)
       Increase (decrease) in:
           Accounts payable                             (609,589)       444,076
           Deferred revenue                              (22,464)       (24,917)
           Customer deposits                              27,558       (152,173)
           Accrued expenses                              227,799         43,656
                                                     -----------    -----------
Net cash (used) by operating activities              $(3,103,596)   $  (407,945)
                                                     -----------    -----------


Cash flows from investing activities:

   Purchase of property and equipment                   (894,123)       (97,118)
   Purchase of license agreement                         (50,000)            --
                                                     -----------    -----------
Net cash (used) by investing activities                 (944,123)       (97,118)
                                                     -----------    -----------

Cash flows from financing activities:


   Proceeds from issuance of stock, net                5,369,869        957,517
   Dividends paid                                        (26,907)        (1,092)
   Repayment of long-term debt                          (130,188)      (196,351)
   Costs associated with recapitalization                     --       (283,153)
                                                     -----------    -----------
Net cash provided by financing activities              5,212,774        476,921
                                                     -----------    -----------


Net increase in cash                                   1,165,055        (28,142)

Cash at beginning of period                              151,725         32,245
                                                     -----------    -----------

Cash at end of period                                $ 1,316,780    $     4,103
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



In March 2000, the Company sold approximately 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The Company sold approximately 3,475,000 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per warrant. Fees associated with the offerings consisted of cash, warrants, and common stock. The warrants were issued to the outside investors and considered a cost of raising capital, and the discount of $.50 per warrant or $15,000, for the 30,000 warrants has been included in addtional paid-in capital.

INTRACO SYSTEMS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
================================================================================

NOTE 3 - STOCKHOLDERS' EQUITY, continued


During the nine months ended September 30, 2000, Intraco issued 50,000 shares of restricted common stock as settlement of an employment contract. The 50,000 shares issued for services were valued at the fair market value of Intraco's common stock on the date of issuance or $1.97 per share, the quoted market price on the close of the prior day. The $98,400 has been included in current year general and administrative expense.

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



NOTE 4 - LICENSE AGREEMENT

The Company obtained a software license agreement in March of 2000 and it is being amortized over 1 year, using the straight-line method. The Company assesses whether its intangible assets are impaired as required by SFAS No. 21, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated on the estimated fair value of the assets.

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

          By January 31, 2001, Intraco will require additional funding to pay its current operating expenses as well as to continue selling, marketing, testing and installation of its new products. Intraco's operating expenses total approximately $350,000 per month. The total funds it will need will depend on both the length of time it takes to raise the funds as well as the rate at which Intraco's new products gain acceptance in the marketplace. Management believes that the faster Intraco can generate revenues from its new products, the more operating profit will become available to offset some of Intraco's cash requirements for its operations. Intraco has only recently started to generate limited revenues from these new products, however, and there can be no assurance it will be able to generate sufficient revenues from these new products in order to fund all or a part of its operating expenses. Intraco is also unable to estimate when sufficient revenues may be generated by sales of its new products. Therefore, Intraco is actively seeking a capital infusion of approximately $5 million, which it believes will provide substantially all of the funding needed to meet its operating expenses and its product development and testing cash needs, while Intraco develops additional sales channels so as to increase its sales to profitable levels. There can be no assurances that Intraco will be able to increase Intraco's sales to profitable levels.

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

RESULTS OF OPERATION

          NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999.

          REVENUES. Revenues increased $2,334,056, or 115%, to $4,357,283 for the nine months ended September 30, 2000 from $2,023,227 for the nine months ended September 30, 1999. This increase was due to two major factors. One factor was an unusually large systems/networks sale of $1,079,045 to a single customer (Insci-Statements.com Corp), and the second factor was an increase in the sales and marketing staff to 16 people for the nine months ended September 30, 2000 from six people for the corresponding period in 1999. Although Intraco is attempting to shift its business focus away from its systems/networks products and service contracts, management anticipates that its systems/networks revenues will continue to constitute a significant portion of Intraco's revenues in the future.

          COST OF REVENUES. Cost of revenues increased 149.2% to $3,627,224 for the nine months ended September 30, 2000 from $1,447,475 for the nine months ended September 30, 1999. This increase reflects Intraco's increased sales and also increased competition, which limits Intraco's ability to mark-up the hardware and software sold. Cost of systems/networks revenues totaled $3,327,462, or 86.2%, of systems/networks revenues for the nine months ended September 30, 2000, compared to $1,201,129, or 75.2%, of systems/networks revenues for the corresponding period in 1999. Cost of service contracts were $299,762, or 60.3%, of service contract revenues for the nine months ended September 30, 2000, compared to $246,346, or 57.8%, for the corresponding period in 1999. The cost of service contracts has increased as a result of higher labor charges for services Intraco contracts out.

          The overall gross profit margins for the nine months ended September 30, 2000 and 1999 were 17% and 29%, respectively. The profit margins on Intraco's systems/networks products and service contracts continue to erode due to increased competition, which limits Intraco's ability to mark-up the hardware and software it sells, and increased labor costs. The profit margins have, therefore, been below management's targets of 35% on systems/networks products and service contracts and 50% on new products. As a result, management is directing more resources toward developing products and services with higher profit margins. Management currently believes its voice-activated products can be sold at higher margins. As a greater portion of total revenues begins to be derived from newer product offerings such as the voice-activated auto attendant and telephone dialer, management expects the overall margins to improve. As of September 30, 2000, the Company was testing its new products but had not made any sales of these products; therefore, Intraco's operating results do not yet reflect any changes in operating strategy. There can be no assurances that this strategy will prove successful.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2000 were $3,775,593, compared to $1,381,038 for the nine months ended September 30, 1999, an increase of $2,394,555 or 173.4%. Of the dollar increase, $1,506,429 represented increased payroll and commission costs in connection with the hiring of nine additional engineers, ten additional sales and marketing staff, and two additional administrative personnel to begin developing new products and services, entering new markets and continuing to sell existing products; $74,700 represented recruiting fees in connection with the hiring of sales and engineering personnel; $79,820 represented increased professional fees; $114,126 represented increased public relations costs in connection with engaging a public relations firm; $56,197 represented increased advertising expenses; $95,868 represented increased directors and officers, health and workmen's compensation insurance costs; $117,457 reflects increased levels of depreciation and amortization due to capital investments; $63,327 represented increased network service charges for the new data centers; and $98,400 represented a one-time charge for the settlement of an employment contract. The remaining increase was attributable to other additional selling, general and administrative expenses.

          INTEREST INCOME. Interest income, net of interest expense, increased by $71,703 to $68,256 for the nine months ended September 30, 2000 as compared to net interest expense of $3,447 for the nine months ended September 30, 1999, reflecting the interest earned on deposits and the repayment of long-term debt.

          NET LOSS. As a result of the foregoing, Intraco reported a net loss of $2,967,870 for the nine months ended September 30, 2000 compared to a net loss of $808,733 for the nine months ended September 30, 1999, an increase of $2,159,137.

          ACCOUNTS RECEIVABLE. Accounts receivable increased $724,127 to $791,681, or 1072%, for the period ended September 30, 2000 from $67,554 for the period ended September 30,1999. This increase primarily reflected Intraco's greater revenues from systems/networks sales in the first three quarters of 2000 as compared to the corresponding period in 1999, but also reflects an increase in the average days outstanding of Intraco's accounts receivable. The average number of days outstanding for the 2000 period was 41 and for the 1999 period was eight. This increase represents a slowing of payments that management believes was in response to general economic conditions. Management does not at this time believe this represents a significant impairment in the collectibility of these receivables, although management is monitoring this closely.

          ACCOUNTS PAYABLE. Accounts payable decreased $ 360,189, or 46.3%, to $416,363 for the period ended September 30, 2000 from $776,552 for the period ended September 30, 1999. The decrease was due to the use of a portion of the net proceeds from Intraco's private offering in March 2000 to pay down outstanding trade payables. Intraco was able to reduce accounts payable to a current status. As a result of prior credit issues, we are required to maintain current payment terms with our vendors.

          PROPERTY AND EQUIPMENT. Property and equipment increased $983,047, or 342%, to $1,270,404 for the period ended September 30, 2000 from $287,357 for the period ended September 30, 1999. The increase was due to the investment in additional equipment to support our new speech and telecommunication services.


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

          COST OF REVENUES. Cost of revenues increased 471% to $1,242,814 for the three months ended September 30, 2000, from $217,719 for the three months ended September 30, 1999. This increase reflects Intraco's increased sales and also increased competition which limits Intraco's ability to mark-up the hardware and software sold. In addition $117,000 of the dollar increase represents an adjustment to inventory. The cost of revenues in the prior period was understated by this adjustment. For the three months ended September 30, 2000 the cost of systems/networks were $1,155,623, or 99.9%, including the inventory adjustment, and $1,038,623, or 89.8%, excluding the inventory adjustment, of systems/networks revenue compared to $178,864, or 85.3%, of systems/networks revenue for the corresponding period in 1999. Cost of service contracts was $87,191, or 80.5%, of service contract revenue for the three months ended September 30, 2000, compared to $38,855, or 34.1%, for the corresponding period in 1999. The cost of service contracts has increased as a result of higher labor charges for services Intraco contracts out.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2000 were $1,612,139 compared to $619,841 for the three months ended September 30, 1999, an increase of $992,298 or 160.1%. Of the dollar increase, $566,259 represented increased payroll and commission costs in connection with the hiring of nine additional engineers, ten additional sales and markeitng staff, and two additional administrative personnel to begin developing new products and services, entering new markets and continuing to sell existing products; $21,017 represented increased professional fees; $57,321 represented increased public relations costs in connection with engaging a public relations firm; $64,522 reflects increased levels of depreciation and amortization due to capital investments; $63,327 represented increased network charges for the new data centers; and $98,400 represented a one-time charge for the settlement of an employment contract. The remaining increase was attributable to other additional selling, general and administrative expenses.

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


LIQUIDITY AND CAPITAL RESOURCES


          Intraco has incurred significant losses and has substantial negative cash flow from operations. Intraco has included a footnote in its annual financial statements for the year ended December 31,1999, which expresses concern about Intraco's ability to continue as a going concern unless sales increase and/or additional investment capital is raised. Intraco expects significant operating losses to continue at least during the first half of 2001. Intraco received approximately $5.4 million from equity private placements during the first half of 2000. Intraco will require additional funding to cover current operations and the implementation of its business plan after January 31, 2001. Intraco is actively seeking additional financing, which may be either debt or equity financing. There can be no assurance that any additional financing will be raised or if raised, on favorable terms.

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


          Intraco had $1,316,780 in cash on hand at September 30, 2000, compared to $151,725 at December 31, 1999. Operating activities for the nine months ended September 30, 2000 used cash of $3,103,596 primarily due to an increase in accounts receivable of $250,202 in support of increased revenues, the payment of trade payables of $609,589 and the net loss of $2,967,870. Net cash used in investing activities was $944,123, reflecting the purchase of fixed assets and a licensing agreement. Financing activities provided cash in the amount of $5,212,774 primarily due to issuance of capital stock of $5,369,869, which was partially offset by repayment of $130,188 of long-term debt.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


          In August 2000, Intraco issued 36,487 shares of restricted common stock to two former employees upon the employees' exercise of stock options granted to the employees under Intraco's stock option plan in connection with their employment with Intraco. Intraco did not receive any proceeds from the exercise of the options because the optionholders used the cashless exercise method. The stock options were valued at an aggregate of $125,625. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. The individuals had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and were familiar with Intraco's operations and financial condition. Intraco did not pay any fees or commissions in connection with these issuances.


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

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused Amendment No. 1 to this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                           INTRACO SYSTEMS, INC.


Dated:   January 17, 2001               By: /s/ WALT NAWROCKI
                                            ------------------------------------
                                            Walt Nawrocki
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)