Form 10KSB
period 2000-12-31
INTRACO SYSTEMS INC
filed 2001-03-28
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000,

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


            For the transition period from ___________ to ___________


                        Commission file number 000-27073


                              INTRACO SYSTEMS, INC.
                              --------------------
                 (Name of Small Business Issuer in its charter)

                    Nevada                               87-0381511
                    ------                               ----------
          (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)              Identification No.)

              3998 FAU Boulevard
              Suite 210
              Boca Raton, Florida                           33431
              -------------------                           -----
     (Address of Principal Executive Offices)             (Zip Code)

     Issuer's Telephone Number, Including Area Code: (561) 367-0600
                                                     --------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [X]   No  [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $5,097,681.

The aggregate market value of the issuer's Common Stock, $.001 par value, held by non-affiliates on February 28, 2001 was approximately $4,043,364.

As of February 28, 2001, there were 17,501,550 shares of the issuer's Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one):  Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

         Intraco is an information technology, data and voice service provider. Beginning in 1999, Intraco shifted its business focus towards providing speech recognition products and services. As of January 26, 2001, management eliminated its systems/networks and service contract units to focus all of Intraco's resources on the development of these new products and services. Intraco uses in-house expertise with leading speech recognition technologies, such as voice browsers and natural language engines, to create comprehensive services for small and midsize businesses such as websites/e-commerce companies and larger businesses such as telecommunications companies. Ultimately, Intraco intends that its services will voice-enable a wide range of applications such as websites, e-commerce, auctioning, paging, e-mail and unified messaging.

         Intraco believes that a significant market opportunity exists with the emergence of the Internet, especially for business use, and the subsequent expansion of "application service providers" who lease software and telecommunications services over the Internet or private data networks. According to Forrester Research, the business-to-business Internet market is expected to grow from $109 billion in 1999 to $1.3 trillion in 2003, representing a compounded annual growth rate of approximately 87%. Additionally, the business-to-business market is estimated to be more than 12 times the size of the business-to-consumer market in 2003. According to International Data Corporation and Dataquest, Inc., a unit of the Gartner Group, the application service provider market has been estimated to range from $7.8 billion to $25.3 billion by 2004. Intraco believes that it is well positioned to capture market share as companies become increasingly familiar with and recognize the need for advanced speech recognition technologies deployed on an application service provider basis.

         Intraco currently offers several packages of speech recognition based products and services designed for businesses to use the Internet and telecommunications applications. As of the date of this report, Intraco has one fully operational installation of its voice-enabled product. Intraco's products include:


         o The voice-enablement of websites, which will be offered on an application service provider basis; and

         o "Total office" systems including basic telephone services, unified messaging and voice-driven e-mail facilitation, which will also be offered on an application service provider basis.

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

         Intraco also believes that its extensive knowledge of the voice recognition industry gives it the ability to identify those vendors that supply the most advanced and effective technological components. Intraco's relationships with these vendors, which include Motorola and Nuance, have allowed it to establish long-term working relationships in the form of licensing agreements. As a result, Intraco is able to benefit from the significant investments already made by these outside firms. Finally, Intraco operates as a systems integrator; in other words, it combines software packages developed by others into a system that integrates several separate technologies into one cohesive system.

         Intraco intends to sell its products and services on an application service provider basis primarily through major national network service providers such as UUNET, Intermedia Communications, Cable and Wireless, Leve13 Communications and Verio and through portals that cater to small and midsize businesses. In both cases, the focus is on distributors instead of end-users. Intraco does not intend to service individual consumers, but instead is targeting other business customers through the network service providers and portals. Additionally, Intraco's strategic relationships provide it with proven marketing contacts, with a history of successful products and services.


PRINCIPAL CUSTOMERS

         Intraco's systems/networks and service contract units have been dependent on a limited number of customers. Insci-Statements.com Corp represented 21% of Intraco's revenues for the year ended December 31, 2000. In January 2001, Intraco eliminated its systems/networks and service contracts units. As a result, Intraco's customer base will be affected. Intraco has shifted its sales and marketing efforts, as described below, in order to increase its exposure to potential clients and to increase Intraco's client base for its new products. Intraco cannot guarantee that its efforts will be successful in this regard.


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

         Intraco currently has the following agreements in place:

         o Motorola: Definitive agreement for the joint marketing of Motorola's VoxML Language Software, enabling voice access to the Internet, using Intraco's application service provider capabilities. The agreement is for a term of one year and is renewable for successive one-year terms upon 90 days' notice. Either party may terminate the agreement in certain circumstances. Intraco paid certain royalty and set-up fees. In addition, Intraco pays fees depending on the number of terminals at which the software is used.

         o Nuance: Definitive agreement pursuant to which Intraco has a non-exclusive license to use Nuance's software for an indefinite period of time. Intraco may terminate the agreement at any time. Nuance has the right to terminate the agreement if Intraco breaches the terms of the agreement and does not cure the breach within 30 days of having received written notice of the breach. Intraco pays license and annual support fees to Nuance based on Nuance's standard rates.

         o Microsoft: Definitive agreement pursuant to which Intraco is authorized to provide services and products developed by Microsoft. The agreement is for a term of one year and is renewable for successive one-year terms provided Intraco meets certain criteria. Either party may terminate the agreement with 30 days' notice. Microsoft can terminate the agreement immediately if Intraco: (i) breaches its obligations; (ii) pirates its products; or (iii) transfers or assigns a significant portion of its stock to a third party. Intraco paid to Microsoft a "Certified Solution Provider Membership Fee" and pays license fees based on Microsoft's standard single and multi-use rates.

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

o MANAGEMENT EXPERTISE. Intraco's management team brings a highly qualified and diverse background with extensive experience in identifying and applying leading-edge technology. Walt Nawrocki, the chief executive officer, has significant experience in developing and integrating voice automation technologies. Mr. Nawrocki spent more than 30 years with IBM, where he became manager for worldwide product development and business management. In that role, he managed a number of business areas, including speech recognition products, and was responsible for acquisitions, joint development and original equipment manufacturing licensing programs.

o PRODUCTS WORK TODAY. Intraco entered into an agreement with Federal Express pursuant to which Federal Express was testing Intraco's automated call center. As of the date of this report, Federal Express accepted the product and Intraco has its first fully operational installation of one of its speech recognition products in a Federal Express facility. Pursuant to the terms of the agreement with Federal Express, Intraco received a set fee for the purchase of the product and will receive an additional fee based on the number of calls processed through the call center. Intraco believes it is the first to offer commercially viable speech recognition solutions for use in Internet applications. As such, Intraco believes it is positioned to capture substantial market share as companies become increasingly familiar with, and realize the need for, advanced speech recognition technologies.


INDUSTRY OVERVIEW

         Intraco provides several service packages, on an application service provider basis, which take advantage of the convergence of speech recognition technologies and the Internet.

         SPEECH RECOGNITION TECHNOLOGIES. Various types of speech recognition technologies have existed for several years and the number of commercially available speech enabled products continues to grow. Until recently, however, speech recognition products have worked poorly and have been costly, thereby limiting widespread acceptance.

         Historically, emphasis in the speech recognition industry was placed on the development of "core speech recognition engine" technology, a set of algorithms that interpret speech patterns. Many companies, including IBM, Dragon Systems, Voice Control Systems, Nuance, Nortel, Speech Works and Lucent, have spent substantial sums of money over the last quarter century in developing core speech recognition engine technology for the telephone. The development of speech recognition engine technologies requires the use of speech algorithms, statistics, digital signal processing algorithms, digital signal processing programming, phonetics, linguistics, information theory and coding theory. For the most part, these speech recognition engine manufacturers have allowed others to develop commercial speech applications.

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

         The application service provider industry is ideally suited for small to midsize businesses. Unable to afford the huge fixed costs of network servers and information technology staff to support them, small and midsize businesses can turn to an application service provider to take care of the responsibility, financial and staffing aspects. They pay a flat rate per user per month and receive access to the latest and most sophisticated software applications that otherwise may be too expensive. The application service provider can easily expand the services it provides to meet the growth of the businesses it supports. With the help of application service providers, small to midsize businesses should be able to better compete with their larger competitors. According to International Data Corporation, the number of customers of high-end application service providers is expected to double or triple in the next few years as they become more familiar with the benefits of the application service provider model and more confident in its reliability.

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

TECHNOLOGY

         The driving force behind Intraco's vision and technology is the telephone, which should remain the preferred means of communication for the foreseeable future. Statistically, there are 10 times as many telephones as computers with Internet access, and telephones, especially cellular telephones, are much more convenient to use. Via voice and speech recognition technologies, users will be able to communicate by simply speaking, without having to press keys, talk to an operator or agent, or use a visually based Web browser. The communication will be completely automated and interactive, allowing for the ease and practicality of voice recognition without sacrificing the functionality of traditional services.

         The hardware for these systems has multiple voice telephone lines coming in from the local exchange carrier's central office. This hardware receives the incoming calls and can originate outgoing calls. The software functions are:

         o Voice browser -- this is the "voice gateway" through which the computer-based conversation is managed.

         o Authentication, billing and accounting -- to track all system usage from which bills are created.

         o Voice recognition -- to recognize and interpret responses to prompts.

         o Text-to-speech -- to playback text-based information retrieved from the network in response to commands.

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


SERVICE OFFERINGS

         In a very competitive global marketplace, businesses must focus on what they do best and outsource other functions. Operating as an application service provider enables small to midsize businesses to outsource their information technology needs by allowing Intraco to provide these services. Initially, Intraco will focus on the basic technology requirements of a business: Web services, phone services, messaging and networks.

         VOICE-BASED SERVICES. The explosion of the Internet, especially the business-to-business market, along with the expansion of the application service providers, has led to the rapid expansion of the number of commercial websites and the hosting of data centers that serve the websites. Through its voice-based packages of services, Intraco believes that it can provide speech and voice recognition services to these websites on an application service provider basis through network service providers such as Verio and Exodus Communications, which host the websites. These network service providers can incorporate Intraco's voice-based capabilities with their own services.

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

         Within the voice-based service line, Intraco intends to focus on three categories of products. The first is voice information that would enable a user to call into a website and have specific information read to them over the telephone. For example, a traveling sales executive can access his/her company's website from a cellular telephone and get order status or pricing information for his next customer call. The second product is voice commerce, which would enable a user with a traditional paper catalog to call a retailer's website from a standard telephone and order products without involving a person in the transaction unless there is a need to do so. Not only does speech recognition provide increased convenience for the customer but also allows businesses to expand their distribution channels by providing customers website access via standard telephones from anywhere. This capability substantially reduces missed or dropped calls due to hold times and busy signals, while simultaneously reducing personnel costs. The last product that stems from the voice browser is voice alerts. This product will be used to provide information alerts for a variety of users. One potential area that Intraco intends to target is construction and machinery auction sites. As these users are typically onsite, without computer access, they must be able to quickly react to pending contracts or competitors' bids. This automated process would allow users, via cellular telephones, to not only receive alerts and critical information instantly, but to respond as well.

         "TOTAL OFFICE." With the "Total office" system, Intraco is developing the basic building blocks for a business' telecommunications needs. The basic services offered will include: voice-enabled e-mail, a service which allows a person to access his/her e-mail and have it read to him/her over the phone; unified messaging services including fax, e-mail and voicemail to a single voice-enabled message box and global availability; and basic telephony services such as call waiting and forwarding. This will be extremely useful to a small to midsize company that does not want to expend resources to hire operators and/or secretaries. Instead, even a start-up can portray a "high-tech" image by subscribing to these services. Intraco intends to expand its services through partnerships with providers of other applications typically needed by a business.


SALES AND MARKETING

         Intraco markets its services by indirect sales through channels such as telecommunications companies and distributors of telecommunications equipment.

         Intraco's strategy is to focus its sales efforts on the large and growing business-to-business market. Intraco intends to focus its sales and marketing efforts on the small and midsize business market sector in the U.S. Intraco will specifically rely on indirect marketing by utilizing established distribution channels such as telecommunications companies and distributors of telecommunications equipment, which ultimately offer Intraco's services to end-users.

         Through its strategic agreements, Intraco has built solid relationships with many of the industry's leading technology companies, including Motorola, Microsoft and Nuance. Intraco believes that these companies are fully committed to the success of Intraco's speech recognition and voice-enabling products and should provide a significant source of leads for Intraco, improve its technical sales expertise, and offer significant name recognition for marketing events and programs.

         Intraco's sales management team provides a strong ability to understand existing and new technologies.

         Intraco's marketing staff intends to promote Intraco as a leading provider of voice-enabled services through an ongoing public relations program including trade shows, professional seminars and other promotional venues.


SECURITY

         Intraco's services rely on encryption and authentication technology licensed from third parties to provide the security required to safely transmit confidential information. Breaches of this security could have severe consequences for its clients. While Intraco has implemented a variety of state-of-the-art network security systems to protect against unauthorized access, computer viruses, other intentional acts and accidents, and disruptions may nonetheless occur. Intraco's clients may experience service interruptions or delays as a result of accidental or intentional disruptions, which could jeopardize the security of confidential client information. This could potentially result in liability to Intraco, loss of existing clients, or the loss of reputation leading to difficulties in attracting new clients.

         Although Intraco plans to continuously upgrade its security systems, security measures have been circumvented in the past and Intraco's security could be circumvented in the future. In addition, the costs Intraco must incur to prevent or eliminate computer viruses or to alleviate other security threats are likely to be significant.


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

         Considering the extensive experience and advanced technology required to successfully penetrate this market segment, current and new competitors may not have the ability to offer comparable products and/or services without significant speech recognition and systems integration expertise. Intraco believes the principal competitive factors in this segment of the industry include:

         o        Scope of services;
         o        Service delivery approach;
         o        Technical and industry expertise; and
         o        Perceived value;

         Intraco could potentially compete with a variety of competitors, including:

         o Voice-enabling companies - Tellme Networks, @Motion and Online Anywhere, a company recently acquired by Yahoo! Inc.;
         o Virtual assistant companies - General Magic, Wildfire Communications and Webley Systems. These companies are developing applications for interactive response and voice verification for the Internet;
         o        Communication service providers - AccessLine Technologies,
                  Call Sciences and Intellivoice Communications; and
         o        Large manufacturers and developers - Motorola, Microsoft, IBM and Lucent Technologies, all of which have significantly greater financial, technical and marketing resources, but which Intraco believes lack the expertise to integrate each of the components into a single source commercial solution.

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

         Intraco's success is dependent, in part, on methodologies used in designing, installing and integrating computer software and systems and other proprietary intellectual property. Intraco relies on a combination of nondisclosure and other contractual arrangements and trade secret, copyright and trademark laws to protect its proprietary rights and the proprietary rights of third parties. Intraco also enter into confidentiality agreements with its key employees and limit distribution of proprietary information. There can be no assurance, however, that the steps Intraco take will be adequate to deter misappropriation of proprietary information or that management will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.


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


EMPLOYEES

         As of December 31, 2000, Intraco had a total staff of 35 employees, composed of 11 technical professionals, 13 sales and marketing personnel, and 11 administrative personnel. No employees are represented by a labor union or subject to a collective bargaining agreement. Management believes that employee relations generally are good.

         Intraco's success depends, in larger part, on our ability to attract, develop, motivate and retain technical professionals. As of December 31, 2000, approximately 31% of its employees were technical professionals. Qualified technical professionals are in great demand and are likely to remain a limited resource for the foreseeable future. Intraco's location in South Florida can also make the recruiting process more difficult, as there are a limited number of research universities in the area and regions of the U.S. other than South Florida are often seen as being more attractive to technical professionals.


ITEM 2.  DESCRIPTION OF PROPERTY

         Intraco's corporate headquarters are located in approximately 6,800 square feet of leased office space in Boca Raton, Florida. The lease expires in October 2003 and provides for annual payments ranging from $84,060 in the first year to $98,431 in the fifth year. Intraco has two five-year renewal options. Intraco believes that its current headquarters location is suitable for the next year.


ITEM 3.  LEGAL PROCEEDINGS

         On October 29, 1999, Banker's Leasing Association filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a master lease agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco has filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker has answered Intraco's counterclaim and filed suit against AIM Solutions, Inc., as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. AIM has responded denying all liability for the claims against it. Discovery has not yet commenced.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

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

Quarter Ended                      High                      Low
------------------------------     ---------------------     -------------------


June 30, 1999                      $7.750                    $1.500
September 30, 1999                 $2.250                    $1.750
December 31, 1999                  $2.625                    $0.875
March 31, 2000                     $8.850                    $1.500
June 30, 2000                      $5.687                    $1.562
September 30, 2000                 $3.000                    $1.031
December 31, 2000                  $1.250                    $0.156


HOLDERS

         As of February 28, 2001, there were approximately 468 holders of record of Intraco's common stock.


DIVIDEND POLICY

         Intraco paid aggregate dividends of $8,483 and $27,084 on its Series A Convertible Redeemable Preferred Stock in 1999 and 2000, respectively. Intraco is obligated under an agreement with its Series A Convertible Redeemable Preferred stockholders to pay dividends for the first twelve months after issuance regardless of earnings.

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

         In March 2000, the Company sold 3,473,586 units for $4,805,799 net of fees and expenses to a total of 11 accredited investors. Each unit consisted of one restricted share of common stock and one warrant to purchase one restricted share of common stock at $1.50 per share. The sale of the units was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and was made pursuant to a term sheet and unit purchase agreement. In addition to Intraco's representations in the purchase agreement, the investors were provided with a variety of financial and other information about Intraco in connection with their due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco issued a warrant to purchase 210,000 restricted shares of common stock at $2.00 per share, 196,560 restricted shares of common stock and a warrant to purchase 196,560 restricted shares of common stock at $1.50 per share and paid a cash fee of $381,200 as a commission for this sale and paid legal, accounting and other miscellaneous expenses of $67,323.

         In April 2000, Intraco issued 6,199 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under Intraco's stock option plan in connection with the person's employment with Intraco. Intraco did not receive any proceeds from the exercise of options because the option holder used the cashless exercise method. The shares were valued at $22,068. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) and 4(2) of the Securities Act. The employee had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and was familiar with Intraco's operations and financial condition. Intraco did not pay any fees or commissions in connection with this issuance.

         From April 2000, to June 2000, Intraco issued 2,000 shares of restricted common stock to Mark Wachs Associates, a public relations firm, in connection with services provided to Intraco. The shares issued were valued at $8,188. The shares were issued pursuant to an exemption from registration under
Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

         In June 2000, Intraco issued 52,549 shares of restricted common stock to four former employees upon the employees' exercise of stock options granted to the employees under Intraco's stock option plan in connection with their employment with Intraco. Intraco did not receive any proceeds from the exercise of the options because the optionholders used the cashless exercise method. The stock options were valued at an aggregate of $150,625. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. The individuals had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and were familiar with Intraco's operations and financial condition. Intraco did not pay any fees or commissions in connection with these issuances.

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

         In December 2000, Intraco issued 10,000 shares of restricted common stock to First American Ventures, a financial consultant, in connection with services provided to Intraco. The shares issued were valued at $2,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

         From February 2000, to October 2000, Intraco issued 488,300 shares of common stock to preferred shareholders who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion and analysis in conjunction with the consolidated financial statements and the notes included elsewhere in this report.


OVERVIEW

         Intraco is an information technology, data and voice service provider. Its products and services include computer hardware, computer networks, speech recognition products and services, and voice-activated products and services. Intraco is in the process of shifting its business focus from direct sales of computer hardware and computer networks to be installed on customer premises to providing speech recognition and voice command products delivered from Intraco data centers for recurring monthly fees. This manner of providing products and services from a remote location for a recurring service charge is referred to as being an "application service provider."

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

         Management believes Intraco's competitive advantage lies in its ability to combine its in-house expertise with leading speech recognition technologies available from third parties, including voice browsers and natural language engines, to create comprehensive packages of technology and voice services for a variety of businesses. Management believes the major market for these services is small- to medium-sized businesses and branch offices of larger companies. Intraco's primary sales channel for these new products will be through telecommunications companies. At present, Intraco has a fully operational installation of one of its voice-enabled products.

         By March 31, 2001, Intraco will require additional funding to pay its current operating expenses as well as to continue selling, marketing, testing and installation of its new products. Intraco's operating expenses total approximately $350,000 per month. The total funds it will need will depend on both the length of time it takes to raise the funds as well as the rate at which its new products gain acceptance in the marketplace. Management believes that the faster it can generate revenues from its new products, the more operating profit will become available to offset some of its cash requirements for its operations. Intraco has only recently started to generate limited revenues from these new products, however, and there can be no assurance it will be able to generate sufficient revenues from these new products in order to fund all or a part of its operating expenses. Intraco is also unable to estimate when sufficient revenues may be generated by sales of its new products. Therefore, it is actively seeking a capital infusion of approximately $5 million, which it believes will provide substantially all of the funding needed to meet its operating expenses and its product development and testing cash needs, while it develops additional sales channels so as to increase its sales to profitable levels. There can be no assurances that Intraco will be able to increase sales to profitable levels.

         Management is in the process of negotiating with potential private investors for private equity and a convertible debt investment. The specific terms of any investment have not yet been negotiated with the potential investors. Intraco may also obtain funds through the exercise of certain outstanding warrants. There can be no assurances, however, that it will be able to complete any offerings or that any warrant holders will exercise their warrants. If Intraco is not able to raise the required capital, then it will reduce operations, seek a potential acquirer and/or discontinue operations.

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


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000, COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         REVENUES. Revenues increased $2,167,714, or 74%, to $5,097,681 for the year ended December 31, 2000, from $2,929,967 for the year ended December 31, 1999. This increase was due to two major factors. One factor was an unusually large systems/networks sale of $1,079,045 to a single customer (Insci-Statements.com Corp), and the second factor was an increase in the sales and marketing staff to 13 people for the year ended December 31, 2000, from five people for the corresponding period in 1999.

         COST OF REVENUES. Cost of revenues increased 95% to $4,231,251 for the year ended December 31, 2000, from $2,165,581 for the year ended December 31, 1999. Cost of systems/networks revenues were $3,871,083, or 85.1%, of systems/networks revenues for the year ended December 31, 2000, compared to $1,823,773, or 79.5%, of systems/networks revenues for the corresponding period in 1999. This increase reflects Intraco's increased sales and also increased competition, which limits Intraco's ability to mark-up the hardware and software sold. Cost of service contracts totaled $360,168, or 65.6%, of service contract revenues for the year ended December 31, 2000, compared to $341,807, or 53.8%, of service contract revenue for the corresponding period in 1999. The increase in the cost of service contracts is a result of higher labor charges for services Intraco contracts out.

         The overall gross profit margins for the year ended December 31, 2000, and 1999 were 17% and 26%, respectively. The profit margins on Intraco's systems/networks products and service contracts continue to erode due to increased competition, which limits Intraco's ability to mark-up the hardware and software it sells, and increased labor costs. The profit margins have, therefore, been below management's targets of 35% on systems/networks products and service contracts and 50% on new products. As a result, in January 2001, management eliminated its systems/networks and service contract units, and reduced Intraco's staff by seven people and is directing more resources toward developing products and services with higher profit margins. Management currently believes its voice-activated products, such as the voice-activated auto attendant and telephone dialer, can be sold at higher profit margins. Intraco's operating results do not yet reflect any changes in operating strategy. There can be no assurances that this strategy will prove successful.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the year ended December 31, 2000, were $5,440,387 compared to $2,197,492 for the year ended December 31, 1999, an increase of $3,242,895, or 148%. Of the dollar increase, $1,995,789 represented increased payroll and commission costs in connection with the hiring of five additional engineers, eight additional sales and marketing staff, and two additional administrative personnel to begin developing new products and services and entering new markets; $74,700 represented recruiting fees in connection with the hiring of sales and engineering personnel; $102,108 represented increased professional fees; $158,385 represented increased public relations costs in connection with engaging a public relations firm; $54,682 represented increased advertising expenses; $133,390 represented increased directors and officers, health and worker's compensation insurance costs; $145,787 reflects increased levels of depreciation and amortization due to capital investments; $194,440 represented increased network service charges for the new data centers; $87,738 represented increased accounting legal and printing costs in registering shares of common stock with the Securities and Exchange Commissions, and $98,400 represented a one-time charge for the settlement of an employment contract. The remaining increase was attributable to other additional selling, general and administrative expenses.

         INTEREST INCOME. Interest income, net of interest expense, increased by $88,127 to $79,921 for the year ended December 31, 2000, as compared to net interest expense of $8,206 for the year ended December 31, 1999, reflecting the interest earned on deposits and the repayment of long-term debt.

         NET LOSS. As a result of the foregoing, Intraco reported a net loss of $4,479,359 for the year ended December 31, 2000, compared to a net loss of $1,438,895 for the year ended December 31, 1999, an increase of $3,040,464.

         ACCOUNTS RECEIVABLE. Accounts receivable decreased $16,990, or 3%, to $512,520 for the year ended December 31, 2000, from $529,510 for the year ended December 31,1999. The average number of days outstanding for both 2000 and 1999 was 36 days. The average days outstanding was also skewed as of the end of 1999 because of a large sale to one customer in the fourth quarter of 1999, for which payment was delayed. Excluding the effect of that sale, the average number of days outstanding for Intraco's accounts receivable in 1999 was 12 days. Therefore, the actual number of days outstanding increased by 24 days from 1999 to 2000. This increase represents a slowing of payments that management believes was in response to general economic conditions. Management does not at this time believe this represents a significant impairment in the collectibility of the receivables, although management is monitoring this closely.

         ACCOUNTS PAYABLE. Accounts payable decreased $117,850, or 12.1%, to $857,770 for the year ended December 31, 2000, from $975,620 for the year ended December 31, 1999. The decrease was due to the use of a portion of the net proceeds from Intraco's private offering in March 2000, to pay down outstanding trade payables. Intraco was able to reduce accounts payable to a current status. As a result of prior credit issues, Intraco is required to maintain current payment terms with its vendors.

         PROPERTY AND EQUIPMENT. Property and equipment increased $929,308, or 247%, to $1,305,589 for the year ended December 31, 2000, from $376,281 for the year ended December 31, 1999. The increase was due to the investment in additional equipment to support our new speech and telecommunication services.


LIQUIDITY AND CAPITAL RESOURCES

         Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco has included a footnote in its annual financial statements for the year ended December 31, 2000, which expresses concern about Intraco's ability to continue as a going concern unless it can secure additional financing, reduce its operating expenses, and sell its new products at higher profit margins. Intraco expects significant operating losses to continue at least during the first half of 2001. Intraco will require additional funding to cover current operations and the implementation of its business plan after March 31, 2001. Intraco is actively seeking additional financing which may be either debt or equity. There can be no assurances that any additional funding will be available or, if available, that such funding can be obtained on favorable terms.

         At December 31, 2000, Intraco's current assets totaled $1,215,206 and current liabilities totaled $1,513,086, resulting in a negative working capital ratio. Intraco had long-term liabilities of $21,315 at December 31, 2000. Intraco had $619,340 in cash on hand at December 31, 2000, compared to $151,725 at December 31, 1999. Operating activities for the year ended December 31, 2000, used cash of $4,055,408 primarily due to the net loss of $4,479,359. Net cash used in investing activities was $979,308, reflecting the purchase of fixed assets and a licensing agreement. Financing activities provided cash in the amount of $5,502,331 primarily due to issuance of capital stock of $5,664,794, which was partially offset by repayment of $126,065 of long-term debt.

         Since management believes it will continue to incur net losses and have negative cash flow in the immediate future, Intraco will require additional funding by March 31, 2001 to cover current operations and the implementation of its business plan. Management is actively seeking to raise additional investment capital, which is likely to be both convertible debt and equity financing. Intraco has no material commitments for capital expenditures at the present time. Management is in negotiations with potential investors. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Intraco.


FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain important factors may affect Intraco's actual results and could cause those results to differ materially from any forward-looking statements made in this Annual Report on Form 10-KSB or that are otherwise made by Intraco or on its behalf. "Forward-looking statements" are not based on historical facts and are typically phrased using words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" and similar expressions or variations.

         Differences in actual results may be caused by factors such as those discussed below, as well as those discussed elsewhere in this report and in Intraco's filings with the SEC.

         Although Intraco believes that the expectations reflected in the forward-looking statements are reasonable, Intraco cannot guarantee that they will be achieved. Except as applicable law requires, Intraco does not intend to update any of the forward-looking statements to conform these statements to actual results.

         Any or all forward-looking statements in this document and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. In addition to general economic conditions, many factors mentioned in the discussion below will be important in determining future results.

         Neither Intraco nor its management undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any further disclosures made on related subjects in Intraco's future filings with the SEC.


INTRACO RECENTLY SHIFTED ITS BUSINESS FOCUS AWAY FROM NETWORK INSTALLATIONS TO PROVIDING INFORMATION TECHNOLOGY AND VOICE SERVICES, INCLUDING SPEECH RECOGNITION PRODUCTS AND SERVICES. INTRACO'S BUSINESS PLAN IS STILL UNDER DEVELOPMENT.


         With the hiring of Walt Nawrocki in 1999 as chief executive officer, Intraco has shifted its business focus towards providing speech recognition products and services. As a result of this recent shift in focus, Intraco's business plan is still in development. There can be no assurance that its new business plan will be successful. Although Intraco is in discussions with several prospective clients, Intraco has only just begun to sell its newly developed speech recognition products and services and demand for these products and services is uncertain. Additionally, Intraco's previous financial history is not a good indication of how the business is doing or how it is evolving.


INTRACO HAS EXPERIENCED SIGNIFICANT LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.


         For the year ended December 31, 2000, Intraco reported net losses of $4,479,359. As of December 31, 2000, Intraco had an accumulated deficit of $6,563,661, and positive stockholders` equity of $775,336. The positive stockholders' equity was a result of private offerings. There can be no assurance that Intraco will operate profitably in the future and that Intraco will not continue to sustain losses. Continued losses could materially and adversely affect its business.


INTRACO WILL NEED SUBSTANTIAL ADDITIONAL CAPITAL IN ORDER TO CONTINUE ITS OPERATIONS.


         Intraco requires substantial working capital to build its application service provider systems, for marketing and promotion, and to fund its general business operations. In addition, Intraco anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as it grows and the needs of its business change. Without any outside funding, Intraco currently anticipates that it will have sufficient funds to meet its anticipated needs for working capital and capital expenditures through March 31, 2001. After that, it will need to raise additional funds. Intraco is actively seeking additional financing, which is likely to be convertible debt and equity financing. After that, it will need to raise additional funds. Intraco cannot be certain that any additional financing will be available to them when needed and if available, whether it will be on favorable terms. In addition, if Intraco raises additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of its current shareholders and its shareholders may experience additional dilution.


INTRACO'S SERVICES ARE BASED ON SOFTWARE OBTAINED FROM THIRD PARTIES. INTRACO MAY HAVE TO DISCONTINUE OR SIGNIFICANTLY CHANGE ITS PRODUCTS OR SERVICES IF THESE THIRD PARTIES CANCEL LICENSING AGREEMENTS OR DISCONTINUE PRODUCTION OF THE SOFTWARE.


         Intraco obtains software products pursuant to agreements with Motorola, Speechworks and Nuance and intends to enter into additional agreements as may be necessary in the future. Obtaining this software, as well as any additional software offerings, is critical to Intraco's expansion strategy because it offers services based on the integration of these software packages to clients. If one or more of Intraco's existing relationships with its key software companies were to be terminated or not renewed, it could be faced with discontinuing products or services or delaying or reducing introduction of services unless it could find, license and offer equivalent software packages.

         All of Intraco's third-party agreements are non-exclusive. Intraco's competitors could also license and offer software products that Intraco offers as part of its services. Intraco cannot be sure that its current vendors will continue to offer or support the software it currently licenses from them in current form, nor can it be sure that it will be able to adapt its systems to changes in such software.

INTRACO'S SERVICES INCLUDE INFORMATION, DATA AND VOICE SERVICES, SUCH AS E-MAIL AND VOICE MAIL, THAT ARE OFTEN ESSENTIAL TO A BUSINESS. INTRACO COULD BE SUBJECT TO LIABILITY IF IT DOES NOT PROVIDE ITS SERVICES TO THEIR CLIENTS IN ACCORDANCE WITH THE TERMS OF THE AGREEMENTS.


         Many of the engagements Intraco has begun or plans to undertake involve projects involving information, data and voice services that are critical to the operations of its clients' businesses and provide benefits to its clients that may be difficult to quantify. If Intraco fails or is unable to meet a client's expectations in the performance of its services, its client's operations could be adversely affected. This could give rise to claims against Intraco or damage its reputation, adversely affecting its business, operating results and financial condition.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements are attached as Appendix A of this document.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following personnel serve as the directors and executive officers of
Intraco:


NAME                       AGE     POSITION                                     DIRECTOR SINCE

Walt Nawrocki              55      Chief Executive Officer and Director         2000
Jack S. Berger             46      President and Director                       1999
Robert Marcus              57      Chief Financial Officer, Secretary and       --
                                   Treasurer
Robert Hildreth, Jr.       66      Chairman of the Board of Directors           1999
William D. Hager           53      Director (Audit Committee Member)            2000
Benjamin W. Krieger        62      Director (Audit Committee Member)            2000


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

         ROBERT MARCUS joined Intraco in January 1999 as chief financial officer, secretary and treasurer. Prior to that, Mr. Marcus was employed at Robert Marcus Associates providing financial consulting services to various entities, from July 1998 to January 1999. From June 1997 to July 1998, Mr. Marcus was a founder and partner in American Imprints, LLC, an advertising specialty company. From July 1996 to June 1997, Mr. Marcus operated Professional Processing Services, a sole proprietorship providing computer services to small businesses. Prior to that, he served as chief executive officer of In-Store Opportunities, Inc., a marketing and display company serving major food manufacturers, from March 1991 to March 1996. While there he raised $8 million in investment capital, and built a nationwide network of field representatives. As chief operating officer of Pioneer Communications Network, a publicly traded publishing company, Mr. Marcus managed the company's initial public offering. He also worked in various positions for the information resources group of Xerox Corporation from 1972 to 1985, including manager of financial planning and analysis, assistant controller, and manager of business development, where he was responsible for mergers and acquisitions. During this time, Mr. Marcus was instrumental in completing the acquisition of the microfilm business of The New York Times. He was also a member of the turnaround team that brought two of Xerox's information group companies to profitability. Mr. Marcus earned a Bachelor of Science from C.W. Post College and a Masters of Business Administration from the University of Connecticut.

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

         WILLIAM D. HAGER was elected a director in March 2000,. He has been on Intraco's Board of Advisors since its inception in 1998. He has been a principal with Risk Metrics Corporation since 1998. Risk Metrics gathers and sells public data to businesses. From 1990 to 1997, he was the president and chief executive officer of NCCI, the nation's largest workers' compensation and health care informatics corporation. During his service with NCCI, it employed 1,000 people in 15 national offices and generated annual revenues approaching $150 million. He is currently chairman of the board and chief executive officer of Cenetec LLC, a technology accelerator located in Boca Raton, Florida.

         BENJAMIN W. KRIEGER was elected a director in March 2000,. He has been on Intraco's Board of Advisors since its inception in 1998. Since 1990, he has been a partner in Corporate Development International, which specializes in identifying potential merger and acquisition opportunities for its business clients. He specializes in the pulp and paper, packaging, graphic arts and distribution industries. From 1983 to 1990, he was president and chief executive officer of Ris Paper Company, a private paper distribution company with 26 distribution centers and annual sales of approximately $500 million.

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

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

         To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

         The following table summarizes all compensation awarded to, earned by, or paid for services rendered in each of the last three fiscal years to the chief executive officer, president and chief financial officer (who are referred to collectively as the "named executive officers"). Mr. Nawrocki and Mr. Marcus each joined Intraco during 1999. No other executive officer earned total salary and bonus in excess of $100,000 during the last three fiscal years.

                                       Annual Compensation                    Long-Term Compensation
                        ------------------------------------------------   --------------------------
                                                                           Securities
                                                        Other              Underlying    All Other
Name and                                                Annual             Options       Compensation
Principal Position      Year   Salary ($)   Bonus ($)   Compensation ($)   (#)           ($)
--------------------    ----   ----------   ---------   ----------------   -----------   ------------

Walt Nawrocki,          2000   $175,000         0           $11,340                  0      $3,960
Chief Executive         1999   $ 36,058         0                 0          4,000,000           0
Officer

Jack Berger,            2000   $160,000         0           $10,073                  0      $1,173
President               1999   $137,800         0                 0                  0           0
                        1998   $137,000         0                 0                  0           0

Robert Marcus,          2000   $145,000         0                 0                  0           0
Chief Financial         1999   $ 90,522         0                 0          2,000,000           0
Officer


         The amounts shown in the table above for Mr. Nawrocki and Mr. Berger under "Other Annual Compensation" reflect car allowances and under "All Other Compensation" reflect premiums for term life insurance policies paid on their behalf.


KEY PERSONNEL AND EMPLOYMENT AGREEMENTS

         Intraco entered into a three-year employment agreement with Jack S. Berger, effective as of January 1, 1998, and amended effective January 1, 2000, pursuant to which he serves as Intraco's president. The agreement now expires December 31, 2002. The agreement provides for an annual salary of $160,000, with base salary adjustments at the end of each year of employment at the discretion of the Board of Directors.

         The agreement also provides that Mr. Berger's employment may be terminated at Intraco's discretion at any time prior to December 31, 2002, provided that Intraco shall pay Mr. Berger an amount equal to payment at his base salary rate from the date of termination through December 31, 2002, plus an amount equal to 50% of his base salary. In the event of such termination, Mr. Berger is not entitled to any incentive salary payment or any other compensation then in effect, prorated or otherwise. At its discretion, Intraco may also terminate Mr. Berger any time after the initial term, provided that in such case Mr. Berger shall be paid 50% of his then-applicable base salary. In the event of such termination, Mr. Berger shall not be entitled to receive any incentive salary payment or any other compensation then in effect, prorated or otherwise.

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

         Intraco's success is dependent on the services of Walt Nawrocki, the chief executive officer, and Jack Berger, the president, both of whom have significant experience in information, data and voice services and who developed the change in the business plan to begin offering these services. The loss of the services of Mr. Nawrocki, Mr. Berger or other key personnel could have a material adverse effect on the business. Intraco has entered into employment agreements with certain key personnel, including Mr. Nawrocki and Mr. Berger. Intraco does not, however, currently maintain key man life insurance policies for any of its officers or other personnel.


STOCK OPTION PLAN

         Intraco has adopted a stock option plan to attract and induce officers, directors and key employees of Intraco to remain with Intraco. The plan provides for the grant of options that qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, and nonstatutory options. The stock option plan was approved in 1998 and amended in January 2001 to increase the number of shares available for grant to 20,000,000.

         As of February 28, 2001, options to purchase an aggregate of 16,644,799 shares of common stock were outstanding under the plan with exercise prices of $0.19 to $4.87. These options vest immediately or over a two to three year period and expire from two years to 10 years from the date of grant. In 1999, options to purchase an aggregate of 6,789,800 shares were granted, including 4,000,000 to Mr. Nawrocki and 2,000,000 to Mr. Marcus. In 2000, no options were granted to and no options were exercised by the named executive officers. In January 2001, options to purchase an aggregate of 7,305,000 shares were granted, including 2,000,000 shares to each of the named executive officers.

         The Board may terminate the plan or may amend the plan as it may deem advisable. The Board may unilaterally amend the plan and incentive awards as it deems appropriate to ensure compliance with Rule 16b-3 and to cause incentive awards to meet the requirements of the Internal Revenue Code and the regulations thereunder.

         All present and future employees of Intraco or of any parent or subsidiary of Intraco and any consultant retained to provide services to Intraco, and who is selected by the committee to be eligible to receive incentive awards under the plan, are entitled to receive options under the plan.

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


     STOCK OPTIONS HELD BY OUR NAMED EXECUTIVE OFFICERS OF AS DECEMBER 31, 2000.

         The following table indicates the total number and value of exercisable and unexercisable stock options held by named executive officers as of December 31, 2000. During the year ended December 31, 2000, the named executive officers did not exercise any stock options.

                                                                     Value of Unexercised
                       Number of Unexercised Securities              In-the-Money Options
                       Underlying Options at Fiscal Year End         at Fiscal Year End
                       ------------------------------------------    ---------------------------------------
Name                   Exercisable           Unexercisable           Exercisable           Unexercisable
-------------------    ------------------    --------------------    ------------------    -----------------
Walt Nawrocki          3,000,000             1,000,000               $        0            $        0
Jack S. Berger                 0                     0               $        0            $        0
Robert Marcus          1,750,000               250,000               $        0            $        0


         The value of the unexercised in-the-money options is based on the closing bid price of $0.22 on December 29, 2000.

         On January 12, 2001, Intraco's Board of Directors granted options to purchase 2,000,000 shares of common stock to each of the name executive officers. The options are exercisable immediately at $0.21 per share for Mr. Berger, which was 110% of the closing price on the OTC Bulletin Board of Intraco's common stock on the date of grant, and $0.19 per share for Mr Nawrocki and Mr. Marcus, which was the closing price on the date of grant. The options expire 10 years from the date of grant. If the options granted in January 2001 are included in the table above, the value of the unexercised in-the-money options held by the named executive officers, based on the closing price of Intraco's common stock on February 28, 2001, would total $494,000 each for Mr. Nawrocki and Mr. Marcus and $454,000 for Mr. Berger.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following tables sets forth, as of February 28, 2001, certain information with respect to common stock, Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock owned of record or beneficially by (i) each shareholder who we know is the beneficial owner of more than of 5% of the outstanding shares of our common stock, Series A Convertible Redeemable Preferred Stock, or Series B Convertible Redeemable Preferred Stock; (ii) each director and executive officer; and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power. Unless otherwise indicated, the address of each of the persons named below is 3998 FAU Boulevard, Suite 210, Boca Raton, Florida 33431. As of February 28, 2001, a total of 17,501,550 shares of common stock, 391,500 shares of Series A Convertible Redeemable Preferred Stock and 872,100 shares of Series B Convertible Redeemable Preferred Stock are issued and outstanding. The shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock are convertible into a like number of shares of common stock.

         In accordance with the SEC rules, shares that are not outstanding but that are issuable upon the exercise of immediately exercisable options, warrants, rights or conversion privileges have been included for the purpose of computing the percentage of outstanding shares owned by the individual owning the convertible security or right, but not when computing the percentage for any other person. The number of shares reflected as owned by each of Messrs. Berger, Nawrocki, Marcus, Hildreth, Hager and Krieger include 2,000,0000, 5,000,000, 3,750,000, 145,000, 36,667 and 36,667 shares of common stock issuable upon exercise of options, respectively. In addition, Mr. Hildreth's holdings also include 20,400 shares issuable upon conversion of preferred stock.

         COMMON STOCK

                                                AMOUNT AND NATURE OF BENEFICIAL         PERCENT OF COMMON STOCK
         NAME AND ADDRESS                          OWNERSHIP OF COMMON STOCK               BENEFICIALLY OWNED
------------------------------------------    ------------------------------------     ---------------------------
Jack S. Berger                                            10,109,000                              51.8%
Walt Nawrocki                                              5,000,000                              22.2
Robert Marcus                                              3,750,000                              17.6
Robert Hildreth, Jr.                                         185,400                               1.0
William D. Hager                                             136,667                                *
Benjamin W. Krieger                                           56,667                                *
All executive officers and directors
as a group (six persons)                                  19,237,734                              67.5

---------------------------------
      *Less than 1%

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


           SERIES A CONVERTIBLE REDEEMABLE PREFERRED STOCK

                                                                                             PERCENT OF SERIES A
                                                   AMOUNT AND NATURE OF BENEFICIAL          CONVERTIBLE REDEEMABLE
                                                  OWNERSHIP OF SERIES A CONVERTIBLE            PREFERRED STOCK
           NAME AND ADDRESS                          REDEEMABLE PREFERRED STOCK               BENEFICIALLY OWNED
---------------------------------------------    ------------------------------------    ----------------------------

Peter Georg Studer, Sole Director                               100,000                               25.5%
   Alpenstein Holding AG
  Berkenstrasse 49
  Rotkreuz, SZ
Mario Franchi                                                    50,000                               12.8
  Sitel Corporation
  No. 15 Andar No. 3, Floor 1050
  Lisbon, Portugal
Rolf Frommel                                                     50,000                               12.8
  P.O. Box 53
  Taby, SW  18321
Osakeyhtio & Jukka Hallman                                       20,000                                5.1
  Haapaniemenkatu 28 KRS
  Kuspio, FI  70111
All executive officers and directors as a                             0                                  0
group (six persons)


           SERIES B CONVERTIBLE REDEEMABLE PREFERRED STOCK

                                                                                             PERCENT OF SERIES A
                                                   AMOUNT AND NATURE OF BENEFICIAL          CONVERTIBLE REDEEMABLE
                                                  OWNERSHIP OF SERIES A CONVERTIBLE            PREFERRED STOCK
           NAME AND ADDRESS                          REDEEMABLE PREFERRED STOCK               BENEFICIALLY OWNED
---------------------------------------------    ------------------------------------    ----------------------------
Peter Georg Studer, Sole Director                               401,200                               46.0%
   Alpenstein Holding AG
  Berkenstrasse 49
  Rotkreuz, SZ
Robert Hildreth, Jr.                                             20,400                                2.3
Song Lin                                                        100,300                               11.5
  4251 Coral Hills Drive
  Coral Springs, FL  33065
Richard A. Persson TTEE                                         401,200                               46.0
  Richard A. Persson Declaration
  625 Prestwick Drive
  Frankfort, IL  60423
All executive officers and directors as a                        20,400                                2.3
group (six persons)

ITEM 12. CERTAIN TRANSACTIONS

         From time to time, Intraco has loaned funds and sold products to Intraco Systems Pty., Ltd., an Australian corporation that is indirectly controlled by Jack S. Berger, Intraco's president. Mr. Berger is a majority stockholder in Intraco International, Inc., the corporation that owns a majority interest in Intraco Systems Pty. In 1998, Intraco sold products to Intraco Systems Pty. valued at $235,255 and received cash payments of $199,126. The balance remaining due to Intraco for those products, together with the balance due from the prior year's sales, totaled $169,539, of which $123,059 was converted into a note receivable bearing interest at 6% per annum and payable in 36 monthly installments, with the balance of $46,480 being paid in 1999. In 1999, the note receivable was paid down by $74, 963 and the remaining balance of $48,096 was determined to be uncollectible

         In May 1997, Intraco entered into a consulting agreement with Vestar Capital Corporation pursuant to which Vestar provides organizational and strategic planning services. Vestar assisted Intraco with an internal reorganization in 1998 and assisted in the identification of potential acquisitions. The compensation under this agreement provided for monthly fees of $3,000 through February 1998, and $1,650 per week thereafter. Vestar received 891,000 restricted shares of Intraco common stock from the principal shareholder of Intraco on behalf of Intraco, which represented 9.9% of the then outstanding shares, and had the right to be issued warrants to maintain its 9.9% interest in Intraco despite any further issuances of capital stock until May 2000, pursuant to an anti-dilution provision in its consulting agreement. During November 1998, Intraco issued to Vestar warrants to purchase 150,000 shares of common stock at $0.25 per share in exchange for the cancellation of the anti-dilution clause of its consulting agreement. The consulting agreement with Vestar was terminated February 1, 2000.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

Exhibit No.            Description
-----------            -----------

2.1 Exchange Agreement dated April 9, 1999, between Intraco Systems, Inc., and Custom Touch Electronics, Inc (1)

3.1                    Amended and Restated Certificate of Incorporation (1)

3.2                    Bylaws (1)

3.3                    Certificate of Correction (2)

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (2)

3.5 Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (3)

4.1                    Form of Non-Callable A Warrants (3)

4.2                    Form of Callable B Warrants (3)

4.3                    Form of Callable C Warrants (3)

9.1 Voting Trust Agreement dated February 1, 2000, between Jack S. Berger and Walt Nawrocki (4)

10.1                   Stock Option Plan, as amended (5)

10.2 Employment Agreement dated January 1, 1998 between Intraco and Jack S. Berger (1)

10.3 Amendment to Employment Agreement effective January 1, 2000, between Intraco and Jack S. Berger (2)

10.4 Employment Agreement dated January 18, 1999 between Intraco and Robert Marcus (1)

10.5 Amendment to Employment Agreement effective January 1, 2000, between Intraco and Robert Marcus (4)

10.6 Employment Agreement dated September 24, 1999 between Intraco and Walt Nawrocki (4)

10.7 Motorola Software License Agreement dated January 18, 2000, by and between Intraco and Motorola (5)

10.8 Software License and Support Agreement between Nuance Communications and Intraco (6)

10.9 Microsoft Certified Solution Provider Agreement by and between Intraco and Microsoft Corporation (6)

10.10                  Voice Enabled Customer Service Application Agreement (6)

23.1                   Consent of Daskal, Bolton, Manela, Devlin & Co.

(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on August 18, 1999.
(2) Incorporated by reference from Registrant's Amendment No.2 to the Registration Statement on Form SB-2, File No. 333-44268.
(3) Incorporated by reference from Registrant's Amendment No.3 to the Registration Statement on Form SB-2, File No. 333-44268.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999, as originally filed.
(5) Incorporated by reference from the Registrant's Amendment No.1 to the Registration Statement on Form SB-2, File No. 333-44268.

(6) Incorporated by reference from Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-44268. (b) Intraco did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTRACO SYSTEMS, INC.

Date March 28, 2001                By: /s/ WALT NAWROCKI
                                       -------------------------------------
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

       SIGNATURE                          TITLE                        DATE
---------------------------    ------------------------------    ---------------


/s/ JACK S. BERGER                President and Director          March 28, 2001
---------------------------
Jack S. Berger

                                  Chief Executive Officer         March 28, 2001
                                        and Director
/s/ WALT NAWROCKI              (Principal executive officer)
---------------------------
Walt Nawrocki

                              Chief Financial Officer, Secretary  March 28, 2001
                                       and Treasurer
                                 (Principal financial and
/s/ ROBERT MARCUS                   accounting officer)
---------------------------
Robert Marcus


/s/ ROBERT HILDRETH, JR.           Chairman of the Board          March 28, 2001
---------------------------
Robert Hildreth, Jr.


/s/ WILLIAM D. HAGER                     Director                 March 28, 2001
---------------------------
William D. Hager


/s/ BENJAMIN W. KRIEGER                  Director                 March 28, 2001
---------------------------
Benjamin W. Krieger

                                   APPENDIX A


                              INTRACO SYSTEMS, INC.

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS



Independent Auditor's Report...................................................2

Financial Statements:

         Balance Sheets......................................................3-4

         Statements of Operations .............................................5

         Statements of Changes in Stockholders' Equity (Deficit).............6-7

         Statements of Cash Flows............................................8-9

Notes to Financial Statements..............................................10-18

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Intraco Systems, Inc.

We have audited the accompanying balance sheets of Intraco Systems, Inc., as of December 31, 2000 and 1999, the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intraco Systems, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might result from the resolution of these uncertainties.



Boca Raton, Florida
February 26, 2001

INTRACO SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
================================================================================

                                     ASSETS

                                                                   2000         1999
                                                                ----------   ----------
Current assets:
   Cash                                                         $  619,340   $  151,725
   Accounts receivable, net of allowance of $2,516 and $6,639      516,054      535,422
   Inventory                                                            --       16,678
   Prepaid expenses                                                 79,812       86,395
                                                                ----------   ----------
               Total current assets                              1,215,206      790,220
                                                                ----------   ----------

Property and equipment, net                                        989,870      233,914
                                                                ----------   ----------

Other assets:
   Goodwill, net of amortization of $8,391 and $1,125               75,519       82,785
   License agreement, net                                           12,500           --
   Deposits                                                         16,642       15,064
                                                                ----------   ----------
               Total other assets                                  104,661       97,849
                                                                ----------   ----------

               Total assets                                     $2,309,737   $1,121,983
                                                                ==========   ==========

(CONTINUED ON NEXT PAGE)


      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
================================================================================

(CONTINUED FROM PREVIOUS PAGE)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                             2000           1999
                                                                         -----------    -----------
Current liabilities:
   Accounts payable                                                      $   857,770    $   975,620
   Deferred revenue                                                          107,406        165,494
   Accrued expenses                                                          271,935         47,530
   Customer deposits                                                          11,127          3,900
   Capital lease payable                                                      10,008          9,314
   Stock issuance cost payable                                               254,840             --
   Note payable                                                                   --        126,065
                                                                         -----------    -----------
               Total current liabilities                                   1,513,086      1,327,923
                                                                         -----------    -----------

Capital lease payable                                                         21,315         31,323

Stockholders' equity (deficit):
   Series A  convertible redeemable preferred stock, $.001 par value,
     2,500,000 shares authorized and 396,500 and 767,500 shares issued
     and outstanding                                                             397            768
   Series B  convertible redeemable preferred stock, $.001 par value,
     1,700,000 shares authorized and 872,100 and 989,400 shares issued
     and outstanding                                                             872            989
   Common stock, $.001 par value, 100,000,000 shares
     authorized, 17,496,550 and 13,020,989 shares issued
     and outstanding                                                          17,497         13,021
Subscriptions receivable                                                          --       (446,300)
Additional paid-in capital                                                 7,293,231      2,251,561
Outstanding stock warrants                                                    27,000         27,000
Accumulated deficit                                                       (6,563,661)    (2,084,302)
                                                                         -----------    -----------
               Total stockholders' equity (deficit)                          775,336       (237,263)
                                                                         -----------    -----------

               Total liabilities and stockholders' equity (deficit)      $ 2,309,737    $ 1,121,983
                                                                         ===========    ===========

      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================


                                                                     2000            1999
                                                                 ------------    ------------
Revenues                                                         $  5,097,681    $  2,929,967

Cost of revenues                                                    4,231,251       2,165,581
                                                                 ------------    ------------

Gross profit                                                          866,430         764,386

General and administrative                                          5,440,387       2,197,492
                                                                 ------------    ------------

(Loss) from operations                                             (4,573,957)     (1,433,106)

Interest income                                                        94,827          32,195

Interest expense                                                      (14,906)        (40,401)

Other income                                                           14,677           2,417
                                                                 ------------    ------------

Net (loss)                                                       $ (4,479,359)   $ (1,438,895)
                                                                 ============    ============


Net loss per share (basic & diluted)                             $      (0.27)   $      (0.12)
                                                                 ============    ============

Weighted average number of shares outstanding and to be issued     16,418,137      12,067,309
                                                                 ============    ============

      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

                                                      Preferred Stock A           Preferred Stock B             Common Stock
                                                  -------------------------   -------------------------   -------------------------
                                                    Shares        Amount        Shares        Amount        Shares        Amount
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 1998                           52,600            53            --            --     9,665,200         9,665

Issuance of preferred stock for cash - Series A       714,900           715            --            --            --            --

Issuance of preferred stock for cash - Series B            --            --       989,400           989            --            --

Warrants                                                   --            --            --            --            --            --

Costs associated with issuance of stock                    --            --            --            --            --            --

Issuance of common stock                                   --            --            --            --       866,300           866

Acquisition of CTE assets                                  --            --            --            --     2,429,489         2,430

Costs associated with recapitalization                     --            --            --            --            --            --

Issuance of common stock for acquisition                   --            --            --            --        60,000            60

Dividends paid                                             --            --            --            --            --            --

Subscriptions receivable                                   --            --            --            --            --            --

Net loss for the year                                      --            --            --            --            --            --
                                                  -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 1999                          767,500   $       768       989,400   $       989    13,020,989   $    13,021
                                                  -----------   -----------   -----------   -----------   -----------   -----------

                                                                  Additional    Outstanding
                                                 Subscriptions     Paid-in         Stock      Accumulated
                                                  Receivable       Capital        Options       Deficit         Total
                                                  -----------    -----------    -----------   -----------    -----------
Balance at December 31, 1998                               --        131,797             --      (645,407)      (503,892)

Issuance of preferred stock for cash - Series A            --        714,286             --            --        715,001

Issuance of preferred stock for cash - Series B            --        988,011             --            --        989,000

Warrants                                                   --             --         27,000        27,000

Costs associated with issuance of stock                    --       (244,848)            --            --       (244,848)

Issuance of common stock                                   --        865,434             --            --        866,300

Acquisition of CTE assets                                  --         (1,425)            --            --          1,005

Costs associated with recapitalization                     --       (283,151)            --            --       (283,151)

Issuance of common stock for acquisition                   --         89,940             --            --         90,000

Dividends paid                                             --         (8,483)            --            --         (8,483)

Subscriptions receivable                             (446,300)            --             --            --       (446,300)

Net loss for the year                                      --             --             --    (1,438,895)    (1,438,895)
                                                  -----------    -----------    -----------   -----------    -----------

Balance at December 31, 1999                      $  (446,300)   $ 2,251,561    $    27,000   $(2,084,302)   $  (237,263)
                                                  -----------    -----------    -----------   -----------    -----------

(continued on next page)


      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

(continued from previous page)

                                                    Preferred Stock A            Preferred Stock B               Common Stock
                                                --------------------------   --------------------------   -------------------------
                                                  Shares         Amount        Shares         Amount        Shares         Amount
                                                -----------    -----------   -----------    -----------   -----------   -----------
Conversion of preferred stock to common stock      (371,000)          (371)     (117,300)          (117)      488,300           488

Issuance of common stock                                 --             --            --             --     3,830,146         3,831

Issuance of common stock for services                    --             --            --             --        62,000            62

Exercise of options                                      --             --            --             --        95,115            95

Costs associated with issuance of stock                  --             --            --             --            --            --

Dividends paid                                           --             --            --             --            --            --

Receipt of stock subscription                            --             --            --             --            --            --

Net loss for the year                                    --             --            --             --            --            --
                                                -----------    -----------   -----------    -----------   -----------   -----------

Balance at December 31, 2000                        396,500    $       397       872,100    $       872    17,496,550   $    17,497
                                                -----------    -----------   -----------    -----------   -----------   -----------


                                                               Additional     Outstanding
                                                Subscriptions    Paid-in         Stock      Accumulated
                                                 Receivable      Capital        Options       Deficit         Total
                                                 -----------   -----------    -----------   -----------    -----------
Conversion of preferred stock to common stock             --            --             --            --             --

Issuance of common stock                                  --     5,408,365             --            --      5,412,196

Issuance of common stock for services                     --       109,026             --            --        109,088

Exercise of options                                       --           (95)            --            --             --

Costs associated with issuance of stock                   --      (448,542)            --            --       (448,542)

Dividends paid                                            --       (27,084)            --            --        (27,084)

Receipt of stock subscription                        446,300            --             --            --        446,300

Net loss for the year                                     --            --             --    (4,479,359)    (4,479,359)
                                                 -----------   -----------    -----------   -----------    -----------

Balance at December 31, 2000                     $        --   $ 7,293,231    $    27,000   $(6,563,661)   $   775,336
                                                 -----------   -----------    -----------   -----------    -----------


      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================


                                                               2000           1999
                                                            -----------    -----------
Cash flows from operating activities:
      Net (loss)                                            $(4,479,359)   $(1,438,895)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
            Depreciation and amortization                       218,118         72,331
            Issuance of common stock for services               109,088             --
            Warrants                                                 --         27,000
            Allowance for note receivable - related party            --         48,096
            Changes in assets and liabilities:
      (Increase) decrease in:
            Inventory                                            16,678         49,162
            Accounts receivable                                  19,368       (485,522)
            Prepaid expenses                                      6,583         39,549
            Due from related parties                                 --         46,480
            Security deposits                                    (1,578)        (1,245)
      Increase (decrease) in:
            Accounts payable                                   (117,850)       643,144
            Deferred revenue                                    (58,088)        13,320
            Customer deposits                                     7,227       (168,295)
            Accrued expenses                                    224,405         50,332
                                                            -----------    -----------
Net cash (used) by operating activities                      (4,055,408)    (1,104,543)
                                                            -----------    -----------

Cash flows from investing activities:
      Purchase of property and equipment                       (929,308)      (145,316)
      Purchase of license agreement                             (50,000)            --
                                                            -----------    -----------
Net cash (used) by investing activities                        (979,308)      (145,316)
                                                            -----------    -----------

Cash flows from financing activities:
      Proceeds from issuance of stock, net                    5,664,794      1,579,006
      Proceeds from capital lease                                    --          9,363
      Repayment of capital lease                                 (9,314)        (9,363)
      Proceeds from note receivable - related party                  --         74,963
      Dividends paid                                            (27,084)        (8,483)
      Repayment of long-term debt                              (126,065)      (294,147)
                                                            -----------    -----------
Net cash provided  by financing activities                    5,502,331      1,351,339
                                                            -----------    -----------

Net increase in cash                                            467,615        101,480

Cash, beginning of year                                         151,725         32,245
                                                            -----------    -----------

Cash, end of year                                           $   619,340    $   151,725
                                                            ===========    ===========


      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
================================================================================

(CONTINUED FROM PREVIOUS PAGE)

                                                                       2000          1999
                                                                   -----------   -----------
Supplemental disclosure of cash flow information:
       Cash paid during the year for interest                      $    14,906   $    40,401
                                                                   ===========   ===========

Non-cash transactions affecting financing activities:
       Common stock issued for note                                $        --   $   446,300
                                                                   ===========   ===========
       Issuance of common stock for acquisition                    $        --   $    90,000
                                                                   ===========   ===========
       Assets acquired under capital lease                         $        --   $    50,000
                                                                   ===========   ===========
       Unpaid costs associated with the issuance of common stock   $   254,840   $        --
                                                                   ===========   ===========

      See accompanying notes to financial statements and auditor's report.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Intraco Systems, Inc. (the "Company") was incorporated in Florida in March 1990. In April 1999, Custom Touch Electronics ("CTE"), a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a re-capitalization of the Company. As a result of the re-capitalization, the Company is now a Nevada corporation. Intraco is an information technology, data and voice service provider offering comprehensive commercial services that will enable customers to eliminate or replace all on-site telephone, data systems and server applications. Intraco's targeted customers include small and mid-size businesses such as websites/e-commerce companies and larger businesses such as telecommunications companies. Intraco's services will voice-enable a wide range of applications such as websites, e-commerce, auctioning, paging, e-mail and unified messaging.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly-liquid debt instruments with original maturities of three months or less to be cash equivalents.


PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated using the straight-line method over their estimated useful lives.


ADVERTISING COSTS

Advertising costs, which are principally included in general and administrative expenses, are expensed as incurred. Advertising expense was $55,170 and $16,231 for the years ended December 31, 2000 and 1999, respectively.


USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


REVENUE RECOGNITION

Generally, revenues from sales of products are recognized when products are shipped unless the Company has obligations remaining under sales or licensing agreements, in which case revenue is either deferred until all obligations are satisfied or recognized ratably over the term of the contract. Revenues from sales of maintenance contracts in 2000 and 1999 were $377,823 and $379,728, respectively.


INVENTORY

Inventory consists primarily of computer equipment purchased for resale, and is stated at the lower of cost or market, with cost determined on the first-in, first-out (FIFO) method.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization at December 31, 2000 and 1999 was $8,391 and $1,125, respectively. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.


NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                  2000           1999
                                              -----------    -----------

          Leasehold improvements              $    57,908    $    51,971
          Equipment                             1,225,421        302,050
          Furniture and fixtures                   22,260         22,260
                                              -----------    -----------
               Total property and equipment     1,305,589        376,281

          Less: accumulated depreciation         (315,719)      (142,367)
                                              -----------    -----------
                Property and equipment, net   $   989,870    $   233,914
                                              ===========    ===========

Depreciation expense for the years ended December 31, 2000 and 1999 was $173,352 and $71,206, respectively.


NOTE 4 - OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from three to five years, payable in monthly installments. Total lease expense for the years ended December 31, 2000 and 1999 was $173,275 and $152,904, respectively.

Future minimum lease payments for leases with a term in excess of one year are as follows:

            Years Ended December 31,
        ---------------------------------

                     2001                        $   117,834
                     2002                             95,268
                     2003                             82,026
                     2004                                 --
                                                 -----------
                                                 $   295,128
                                                 ===========

NOTE 5 - RECLASSIFICATIONS

Certain amounts previsouly reported for 1999 have been reclassified to conform with the classifications used in 2000. Such reclassifications had no effect on the reported net loss.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 6 - CAPITAL LEASES

Certain non-cancelable leases are classified as capital leases, and the leased assets are included as part of "Property and equipment." Other leases are classified as operating leases and are not capitalized. Details of the capitalized leased assets are as follows:

                                                 2000             1999
                                             -----------      -----------

     Equipment                               $    50,000      $    50,000
     Less:  accumulated depreciation             (20,000)         (10,000)
                                             -----------      -----------
                              Total          $    30,000      $    40,000
                                             ===========      ===========


At December 31, 2000, the future minimum lease payments under the capital lease are as follows:

                                                            CAPITAL
               YEARS ENDED DECEMBER 31,                     LEASES
     ---------------------------------------------        -----------

                         2001                             $    11,940
                         2002                                  11,940
                         2003                                  10,945
                                                          -----------
     Total minimum lease payments                              34,825
                                                          -----------
     Less:  amount representing interest                       (3,502)
                                                          -----------
     Present value of net minimum lease payments               31,323
                                                          -----------
     Less:  current maturities                                (10,008)
                                                          -----------
     Long-term obligation                                 $    21,315
                                                          ===========


NOTE 7 - LONG-TERM DEBT

At December 31, 2000 and 1999, long-term debt consists of the following:

                                                                 2000          1999
                                                             -----------   -----------
     Note payable due in monthly installments ranging from
     $12,000 to $39,000 including interest at 10%. The
     Company paid off this note during the year ended
     December 31, 2000                                       $        --   $   126,065
     Less: current portion                                            --      (126,065)
                                                             -----------   -----------
     Note payable - long term                                $        --   $        --
                                                             ===========   ===========

Total interest expense for the years ended December 31, 2000 and 1999 was approximately $14,900 and $40,400, respectively.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 8 - CONCENTRATION OF CREDIT RISK

The Company maintains its cash bank deposits at various financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation up to $100,000 and the balances, at times, may exceed federally insured limits. At December 31, 2000 and 1999, the balances exceeding this limit were approximately $421,700 and $147,000.

The Company routinely assesses the financial strength of its customers, and, as a consequence, believes its trade accounts receivable exposure is limited.


NOTE 9 - MAJOR CUSTOMERS

Sales to one customer in 2000 represented approximately 21% of total sales, and sales to another customer represented approximately 38% of total sales in 1999.


NOTE 10 - STOCKHOLDERS' EQUITY

In March of 2000, the Company sold approximately 160,000 shares of $0.001 par value common stock to an investor at a cost of $1.25 per share with 30,000 warrants exercisable at $0.75 per warrant. The warrants were issued to the outside investors and the discount was considered a cost of raising capital. The discount of $.50 per warrant or $15,000, for the 30,000 warrants has been included in additional paid-in capital. The Company also sold approximately 3,474,000 units for $1.50 per unit; each unit consists of one share of common stock and one warrant exercisable at $1.50 per share. Fees associated with the offerings consisted of cash, warrants, and common stock.

During the year ended December 31, 2000, Intraco issued 50,000 shares of restricted common stock as settlement of an employment contract. The 50,000 shares issued for services were valued at the fair market value of Intraco's common stock at the date of issuance or $1.97 per share, the quoted market price on the close of the prior day. The $98,400 has been included in current year general and administrative expense.

During the year ended December 31, 2000, Intraco issued 12,000 shares of restricted common stock as payment of fees and issued 95,115 of restricted common stock to six former employees in connection with the exercise of stock options. The 12,000 shares issued for services were valued at the fair market value of Intraco's common stock at the date of issuance or the quoted market price on the close of the prior day. The $10,688 has been included in current year general and administrative expense.

During the year ended December 31, 2000, preferred stock holders converted 488,300 shares of preferred stock to common stock.

In March of 1999, the Company sold 866,300 shares of $0.001 par value common stock to an investment company at $1.00 per share for an interest-bearing note. At December 31, 1999, the balance of the note was $446,300. At December 31, 2000, this note was paid in full.

In October of 1999, the Company began a Series B convertible redeemable preferred stock offering, and, as a result of the offering, the Company issued 989,400 shares under Regulation S of preferred stock, for a total of $989,000. Holders will have the right to convert the Series B convertible redeemable preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate is one-to-one and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits. The shares of Series B convertible redeemable preferred stock are subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value of $1.00 per share and $0.99 for subscriptions over $100,000.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

In November of 1998, the Company sold 767,500 shares of Series A convertible redeemable preferred stock at $1.00 per share. The shares of Series A convertible redeemable preferred stock shall be subject to redemption at any time at the option of the Company, at the stated Preferred Value of $1.00 per share. The shares also contain a 7% cumulative dividend. Holders have the right to convert the Series A convertible redeemable preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate is on a one-to-one basis, and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits.


NOTE 11 - STOCK OPTION PLAN

STOCK OPTION PLAN

Under the Company's stock option plan, 10,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 2000 carry exercise prices equal to that of the fair market value on the date of the grant. The options vest immediately or equally over a period of one to three years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the tenth year after the date of the grant or specified date following termination of employment.

The Company has elected to account for the stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation expense has been recognized on the stock options.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of Statement No. 123 resulted in a pro forma net loss of $6,917,260 and $2,977,899 for the years ended December 31, 2000 and 1999, respectively. In addition, the pro forma net loss per share was $0.42 and $0.25 per share for the years ended December 31, 2000 and 1999, respectively.

The fair value of each option is estimated on the date of grant using the fair market option-pricing model with the assumption:

                                                        2000          1999
                                                     -----------   -----------

     Risk-free interest rate                              6%            6%
     Expected life (years)                               10             2
     Expected volatility                                137%           53%
     Expected dividends                                 None          None
     Weighted average remaining contractual life       9 years      9.5 years

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 11 - STOCK OPTION PLAN, CONTINUED

A summary of option transactions during the years ended December 31, 2000 and 1999, is shown below:

                                                                        WEIGHTED AVERAGE
                                      NUMBER OF            PRICE         EXERCISE PRICE
                                       OPTIONS           PER SHARE         PER OPTION
                                    -------------      -------------     -------------
Outstanding at December 31, 1998          815,000      $        0.25     $        0.25
Granted (1/1/99 - 3/31/99)                260,000               0.25              0.25
Granted (4/1/99 - 4/30/99)                 10,000               0.25              0.25
Granted (5/1/99 - 9/30/99)                270,000       1.50 to 2.18              1.97
Granted (10/1/99 - 12/31/99)            6,249,800               0.88              0.89
                                    -------------      -------------     -------------
Outstanding at December 31, 1999        7,604,800        .25 to 2.18              0.84
Granted (1/1/00 - 3/31/00)                685,000       2.06 to 4.87              2.76
Granted (4/1/00 - 6/30/00)                210,000       2.19 to 3.50              2.59
Granted (7/1/00 - 9/30/00)                895,000       1.13 to 2.88              1.82
Granted (10/1/00 - 12/31/00               614,000       0.19 to 1.03              0.53
Exercised                                 (95,115)       .25 to 4.87              0.88
Forfeited                                (427,285)       .25 to 4.87              0.96
                                    -------------      -------------     -------------
Outstanding at December 31, 2000        9,486,400      $ .25 to 4.87     $        1.08
                                    =============      =============     =============


WARRANTS

In November, 1998 the Company granted 150,000 warrants to Vestar Capital Corporation, a company controlled by a minority shareholder, as part of a consulting agreement. Compensation expense for the warrants has been determined based on the fair value of the warrants at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock Based Compensation." Compensation expense of $27,000, which is equal to the estimated fair market value of the warrants, was recorded in 1999. Fair market value of $0.25 was used for the Company's common stock at the date of issuance based on the offering price in the Regulation D 504 common stock offering in November of 1998 of $0.25 per share. The fair value of each warrant is estimated on the date of grant using fair market option pricing model with the assumptions as stated above.

                                                                        WEIGHTED AVERAGE
                                      NUMBER OF            PRICE         EXERCISE PRICE
                                      WARRANTS           PER SHARE         PER OPTION
                                    -------------      -------------     -------------
Outstanding at December 31, 1999          150,000      $        0.25     $        0.25
Granted                                        --                 --                --
                                    -------------      -------------     -------------
Outstanding at December 31, 2000          150,000      $        0.25     $        0.25
                                    =============      =============     =============

The Company paid approximately $90,000 for the year ended December 31, 1999 to Vestar Capital Corporation as part of a consulting agreement. The consulting agreement was terminated at December 31, 1999.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 12 - INCOME TAXES

The Company has an unused net operating loss carryforward of $6,726,368 available for use on its future corporate federal and state income tax returns. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                          2000          1999
                                                      -----------   -----------

Taxes currently payable                               $        --   $        --
Deferred income tax benefit                             1,729,740       530,952
Change in beginning valuation allowance                (1,729,740)     (530,952)
                                                      -----------   -----------
Provision (benefit) for income taxes                  $        --   $        --
                                                      ===========   ===========

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                          2000          1999
                                                      -----------   -----------

Computed at the statutory rates (34%)                 $(1,575,716)  $  (480,044)
Increase (decrease) resulting from:
      Non-deductible expenses                               8,577           344
State income taxes, net of federal income
  tax benefit                                            (162,601)      (51,252)
Reinstatement/change in deferred tax asset
  valuation allowance                                   1,729,740       530,952
                                                      -----------   -----------
Tax provision (benefit)                               $        --   $        --
                                                      ===========   ===========

The components of the deferred tax asset were as follows at December 31:

                                                          2000          1999
                                                      -----------   -----------
Deferred tax assets:
      Net operating loss carryforward                 $ 2,531,132   $   721,619
      Deferred revenue                                     40,417   $    62,275
      Deferred costs                                      (18,497)      (10,591)
                                                      -----------   -----------
              Total deferred tax asset                  2,553,052       773,303
                                                      -----------   -----------

Deferred tax liabilities:
      Depreciation expense                                (35,925)       (5,464)
      Allowance for receivables                               947        20,495
                                                      -----------   -----------
              Total deferred tax liabilities              (34,978)       15,031
                                                      -----------   -----------
              Net deferred tax asset                    2,518,074       788,334
                                                      -----------   -----------

Valuation allowance:
      Beginning of year                                  (788,334)     (257,382)
      Decrease (increase) during year                  (1,729,740)     (530,952)
                                                      -----------   -----------
              Ending balance                           (2,518,074)     (788,334)
                                                      -----------   -----------
              Net deferred taxes                      $        --   $        --
                                                      ===========   ===========

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 12 - INCOME TAXES, CONTINUED

The net operating loss carryforward is summarized below:

                 YEAR LOSS ORIGINATED               YEAR EXPIRING      AMOUNT
       -----------------------------------------------------------   -----------

                  December 31, 1997                     2012         $   583,231
                  December 31, 1998                     2013              80,195
                  December 31, 1999                     2014           1,254,241
                  December 31, 2000                     2015           4,808,701
                                                                     -----------
         Total available net operating loss                          $ 6,726,368
                                                                     ===========

The utilization of the above loss carryforwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.


NOTE 13 - ACQUISITIONS

On June 7, 1999, the Company acquired the assets of Page Telecomputing. As consideration, the Company issued 60,000 shares of its $.001 par value common stock. The total value of the stock issued was $90,000. The acquisition was accounted for using the purchase method of accounting. The results of operations are included in the financial statements of operations from the date of acquisition. Goodwill of $83,910 was recorded in the transaction, which is being amortized over 15 years using the straight-line method. The estimated fair market value of the net assets acquired was $6,090.


NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to increase sales and to obtain equity and/or debt financing. Management believes that the Company's products are viable and that with proper marketing, profitable operations are attainable.

Management's plan to increase sales and obtain additional capital includes several specific actions. On the sales side, all of the Company's efforts will be placed on emerging technologies such as text to speech, voice recognition, ASP services, and speech driven services as these areas have higher profit margins and represent a market which is growing much more rapidly than the Company's traditional services. For capital sourcing, management will continue the private placement offerings of common stock. Additionally, the Company is considering identifying a candidate for merger.


NOTE 15 - LITIGATION

The Company is party from time to time to various legal proceedings. None of these proceedings are expected to have a material impact on its financial position or results of operations.

INTRACO SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
================================================================================


NOTE 16 - SHARE EXCHANGE

In April 1999, CTE, an inactive public company, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a re-capitalization of the Company. The exchange ratio of common shares was one-for-one. The estimated fair market value of the net assets acquired was $1,005. Costs associated with this re-capitalization totaled $283,151. As a result of the re-capitalization, the Company is now authorized to issue 100,000,000 shares of common stock. Following the share exchange, the former stockholders of CTE owned 2,429,489 shares of common stock of the Company.


NOTE 17 - LICENSE AGREEMENT

The Company obtained a software license agreement in March 2000 and it is being amortized over one year, using the straight-line method. The Company assesses whether its intangible assets are impaired as required by SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated on the estimated fair value of the assets.