Form 10QSB
period 2001-03-31
INTRACO SYSTEMS INC
filed 2001-05-14
CIK 1075907

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________ to _________

                         Commission File Number 0-027073

                              INTRACO SYSTEMS, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                        87-0381511
------                                                        ----------
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

                          3998 FAU Boulevard, Suite 210
                              Boca Raton, FL 33431
                              --------------------
                    (Address of principal executive offices)

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

                           Yes [X]            No [ ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At April 26, 2001, there were outstanding 18,195,218 shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.   Financial Statements:

          Condensed Balance Sheet as of March 31, 2001(Unaudited).............1

          Condensed Statements of Operations for the Three
               Months ended March 31, 2001 and 2000 (Unaudited)...............2

          Condensed Statements of Cash Flows for the Three Months ended
               March 31, 2001 and 2000 (Unaudited)............................3

          Notes to Condensed Financial Statements.............................4

Item 2.   Management's Discussion and Analysis or Plan of Operation.........5-9

                                     PART II

Item 1.   Legal Proceedings..................................................10

Item 2.   Changes in Securities..............................................10

Item 3.   Defaults Upon Senior Securities....................................10

Item 4.   Submission of Matters to a Vote of Security Holders................10

Item 5.   Other Information..................................................10

Item 6.   Exhibits and Reports on Form 8-K...................................11

Signatures...................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

     INTRACO SYSTEMS, INC
     CONDENSED BALANCE SHEET
     MARCH 31, 2001
     (UNAUDITED)

                          ASSETS
     Current assets:
        Cash                                                                 $    87,824
        Accounts receivable, net of allowance of $2,521                           88,039
        Prepaid expenses                                                          64,642
                                                                             -----------
                  Total current assets                                           240,505
                                                                             -----------

     Property and equipment, net                                                 975,315
                                                                             -----------

     Other assets:
        Goodwill, net of amortization of $9,790                                   74,120
        Deposits                                                                  13,521
                                                                             -----------
                  Total other assets                                              87,641
                                                                             -----------

                  Total assets                                               $ 1,303,461
                                                                             ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Current liabilities:
        Accounts payable                                                     $   844,960
        Deferred revenue                                                          52,568
        Accrued expenses                                                         396,049
        Customer deposits                                                         19,712
        Capital lease payable                                                     10,190
        Stock issuance cost payable                                              254,840
        Dividends payable                                                         53,227
                                                                             -----------
                  Total current liabilities                                    1,631,546
                                                                             -----------

     Capital lease payable                                                        18,698

     Stockholders' equity (deficit):
        Series A convertible redeemable preferred stock, $.001 par value,
         2,500,000 shares authorized and 391,500 shares issued and
          outstanding                                                                392
        Series B  convertible redeemable preferred stock, $.001 par value,
         1,700,000 shares authorized and 872,100 shares issued and
          outstanding                                                                872
        Common stock, $.001 par value, 100,000,000 shares
         authorized, 18,127,218 shares issued and outstanding                     18,127
     Additional paid-in capital                                                7,300,578
     Outstanding stock warrants                                                   27,000
     Accumulated deficit                                                      (7,693,752)
                                                                             -----------
                  Total stockholders' equity (deficit)                          (346,783)
                                                                             -----------

                  Total liabilities and stockholders' equity (deficit)       $ 1,303,461
                                                                             ===========


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

                                                                     FOR THE THREE MONTHS
                                                                       ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2001            2000
                                                                 ------------    ------------

Revenues                                                         $    166,493    $  1,487,864

Cost of Revenues                                                       92,764       1,175,158
                                                                 ------------    ------------

Gross profit                                                           73,729         312,706

General and administrative expenses                                 1,208,261         798,249
                                                                 ------------    ------------

Loss from operations                                               (1,134,532)       (485,543)
                                                                 ------------    ------------

Interest income                                                         3,971           8,576

Interest expense                                                         (649)         (8,238)

Other income                                                            1,119           2,788
                                                                 ------------    ------------

Loss before income taxes                                           (1,130,091)       (482,417)

Provision (benefit) for income taxes                                       --              --
                                                                 ------------    ------------

Net loss                                                         $ (1,130,091)   $   (482,417)
                                                                 ------------    ------------

Net loss per share (basic and diluted)                           $      (0.06)   $      (0.04)
                                                                 ------------    ------------

Weighted average number of shares outstanding and to be issued     17,512,818      13,745,374
                                                                 ------------    ------------


            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

INTRACO SYSTEMS, INC.
CONDENSED STATEMENTS OF CASH FLOW
(UNAUDITED)

                                                           FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                        --------------------------
                                                            2001           2000
                                                        -----------    -----------
Cash flows from operating activities:
   Net loss                                             $(1,130,091)   $  (482,417)
   Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
        Depreciation and amortization                        90,449         24,130
        Changes in assets and liabilities
        (Increase) decrease in:
           Inventory                                             --         (3,412)
           Accounts receivable                              428,015        (20,981)
           Prepaid expenses                                  15,170        (80,889)
           Deposits                                           3,121             --
        Increase (decrease) in:
           Accounts payable                                 (12,810)      (833,991)
           Deferred revenue                                 (54,838)       121,213
           Customer deposits                                  8,585         (2,400)
           Accrued expenses                                 124,114        147,459
                                                        -----------    -----------
Net cash (used) by operating activities                    (528,285)    (1,131,288)
                                                        -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                       (61,995)      (125,457)
   Investment in intangibles                                     --        (50,000)
                                                        -----------    -----------
Net cash (used) by investing activities                     (61,995)      (175,457)
                                                        -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of stock, net                      61,200      5,267,695
   Repayment of capital lease                                (2,436)            --
   Dividends paid                                                --        (34,861)
   Repayment of long-term debt                                   --       (113,686)
                                                        -----------    -----------
Net cash provided by financing activities                    58,764      5,119,148
                                                        -----------    -----------

Net (decrease) increase in cash                            (531,516)     3,812,403

Cash at beginning of period                                 619,340        151,725
                                                        -----------    -----------

Cash at end of period                                   $    87,824    $ 3,964,128
                                                        -----------    -----------

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest             $       649    $     8,238
                                                        -----------    -----------
Non-cash transactions affecting financing activities:
   Accrued stock issuance cost                          $        --    $   254,840
                                                        -----------    -----------

            SEE ACCOMPANYING NOTES TO CONDENSED FINANCIAL STATEMENTS.

                              INTRACO SYSTEMS, INC.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2000 on Form 10-KSB. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at March 31, 2001:

         Leasehold improvements                 $    57,908
         Equipment                                1,287,416
         Furniture and fixtures                      22,260
                                                -----------
            Total property and equipment          1,367,584

         Less: accumulated depreciation            (392,269)
                                                -----------
            Property and equipment, net         $   975,315
                                                ===========

Depreciation expense for the three months ended March 31, 2001 was $ 76,550.

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

In January 2001, preferred stock holders converted 5,000 shares of preferred stock to common stock.

In March 2001, Intraco issued 612,000 shares of restricted common stock to two investors in connection with the exercise of warrants and issued 13,688 shares of restricted common stock to a former employee in connection with the exercise of stock options.

NOTE 4- RECLASSIFICATIONS
-------------------------

Certain amounts previsouly reported for 2000 have been reclassified to conform with the classifications used in 2001. Such reclassifications had no effect on the reported net loss.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis in conjunction with the consolidated financial statements and the notes included elsewhere in this report.

OVERVIEW

     Intraco is an information technology, data and voice service provider. Its products and services include speech recognition and voice-activated solutions. Intraco has shifted its business focus from direct sales of computer hardware and computer networks to be installed on customer premises to providing speech recognition and voice command products delivered from Intraco's data center for recurring monthly fees. This manner of providing products and services from a remote location for a recurring service charge is referred to as being an "application service provider."

     Intraco's data center is equipped to deliver Intraco's new services. Intraco's current speech and voice services include a speech recognition telephone "operator" that answers incoming telephone calls and directs them to the appropriate extension by responding to the caller's voice request, a voice-activated telephone dialing system that places outgoing calls, and customer queries systems based on voice recognition. Intraco has begun signing contracts with customers for the sale of some of these new services and for the testing of others.

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

     Since management believes it will continue to incur net losses and have negative cash flow for the immediate future, Intraco will require additional funding to pay its current operating expenses as well as to continue selling, marketing, testing and installation of its new products. Intraco's operating expenses total approximately $300,000 per month. The total funds it will need will depend on both the length of time it takes to raise the funds as well as the rate at which its new products gain acceptance in the marketplace. Management believes that the faster it can generate revenues from its new products, the more operating profit will become available to offset some of its cash requirements for its operations. Intraco has only recently started to generate limited revenues from these new products, however, and there can be no assurance it will be able to generate sufficient revenues from these new products in order to fund all or a part of its operating expenses. Intraco is also unable to estimate when sufficient revenues may be generated by sales of its new products. Therefore, it is actively seeking a capital infusion of approximately $3-5 million, which it believes will provide substantially all of the funding needed to meet its operating expenses and its product development and testing cash needs, while it develops additional sales channels so as to increase its sales to profitable levels. There can be no assurances that Intraco will be able to increase sales to profitable levels.

     Management is in the process of negotiating with potential private investors for private equity and a convertible debt investment. The specific terms of any investment have not yet been negotiated with the potential investors. There can be no assurances, however, that it will be able to complete any offerings. If Intraco is not able to raise the required capital, then it will reduce operations, seek a potential acquirer and/or discontinue operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     REVENUES. Revenues decreased $1,321,371, or 89%, to $166,493 for the three months ended March 31, 2001, from $1,487,864 for the three months ended March 31, 2000. Of the dollar decrease, $1,387,571 was due to the impact of the discontinued business lines. In the first quarter of 2001, Intraco eliminated its systems/networks and service contract units. Intraco has shifted its sales and marketing efforts to the development of a new generation of voice and speech recognition products and services, which resulted in revenue of $66,200 for the three months ended March 31, 2001.

     COST OF REVENUES. Cost of revenues decreased $1,082,394 or 92% to $92,764 for the three months ended March 31, 2001, from $1,175,158 for the three months ended March 31, 2000. Of the dollar decrease, $1,084,592 was due to the impact of the discontinued business lines offset by an increase in the cost of revenue for the new products and services.

     The overall gross profit margins for the three months ended March 31, 2001 and 2000 were 44% and 21%, respectively. In the first quarter of 2001, management eliminated its systems/networks and service contract units, reduced Intraco's staff by nine people, and directed more resources toward developing products and services with higher profit margins. The higher profit margins for the three months ended March 31, 2001 primarily reflected the development of a speech recognition system in March 2001. Management currently believes its voice-activated products, such as the voice-activated auto attendant and telephone dialer, can be sold at higher profit margins. There can be no assurances that this strategy will prove successful.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2001 were $1,208,261, compared to $798,249 for the three months ended March 31, 2000, an increase of $410,012, or 51%. Of the dollar increase, $186,731 represented increased salaries and commission costs primarily due to the payment of severance and accrued vacation pay to terminated employees and the hiring of engineers with specialized skills who are developing the new products and services; $26,923 represented increased professional fees; $46,795 represented increased legal and printing costs in connection with the filing of a registration statement on a Form SB-2 with the Securities and Exchange Commission; $66,319 reflects increased levels of depreciation and amortization due to capital investments; and $82,498 represented increased network service charges connected with the operations of the data centers from which Intraco delivers its new products and services. The network service charges are expected to decrease due to the consolidation of the two data centers into one data center in April 2001. The remaining increase was attributable to other additional selling, general and administrative expenses.

     INTEREST INCOME. Interest income, net of interest expense, increased by $2,984 to $3,322 for the three months ended March 31, 2001 from $338 for the three months ended March 31, 2000.

     NET LOSS. As a result of the foregoing, Intraco reported a net loss of $1,130,091 for the three months ended March 31, 2001, compared to a net loss of $482,417 for the three months ended March 31, 2000, an increase of $647,674. As described more fully below under the caption "Liquidity and Capital Resources," Intraco anticipates that it will continue to incur net losses and have negative cash flows. Management has sought to reduce its expenses by, among other things, reducing personnel and restructuring operations, and is actively seeking additional funding. Management cannot at this time, however, estimate when, if ever, it will be able to eliminate its net losses and achieve positive cash flow.

     ACCOUNTS RECEIVABLE. Accounts receivable decreased $468,364, or 84%, to $88,039 for the three months ended March 31, 2001 from $556,403 for the three months ended March 31, 2000. This decrease resulted from the reduction in revenue due to the discontinuing of systems/networks and service contracts products.

     ACCOUNTS PAYABLE. Accounts payable increased $652,999, or 340%, to $844,960 for the three months ended March 31, 2001, from $191,961 for the three months ended March 31, 2000. The increase was due primarily to the delays Intraco has experienced in obtaining the additional financing required to cover current operations. On April 26, 2001, Intraco received a commitment for a $3 million private placement equity financing, which will enable Intraco to receive additional funding in the second quarter of 2001. Management expects this additional funding to allow it to reduce the accounts payable balances. However, there can be no assurances that these committed funds will be received.

     PROPERTY AND EQUIPMENT. Property and equipment increased $865,846, or 173%, to $1,367,584 for the three months ended March 31, 2001 from $501,738 for the three months ended March 31, 2000. The increase was due to the investment in additional equipment to support the new speech and telecommunication services product lines.

LIQUIDITY AND CAPITAL RESOURCES

     Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco has included a footnote in its annual financial statements for the year ended December 31, 2000, which expresses concern about Intraco's ability to continue as a going concern unless it can secure additional financing, reduce its operating expenses, and sell its new products at higher profit margins. Intraco expects significant operating losses to continue at least during 2001. In April 2001, Intraco received a $3 million private placement equity financing commitment under terms to be negotiated Intraco anticipates receiving financing over the next 12 months. As of May 8, 2000, Intraco has received $25,000 under this commitment. There can be no assurances that any additional funds will be received. Management is also currently in negotiations with other potential investors. There can be no assurances that any additional funding will be available or, if available, that such funding can be obtained on favorable terms.

     At March 31, 2001, Intraco's current assets totaled $240,505 and current liabilities totaled $1,631,546, resulting in a negative working capital ratio. Intraco had long-term liabilities of $18,698 at March 31, 2001. Intraco had $87,824 in cash on hand at March 31, 2001 compared to $619,340 at December 31, 2000. Operating activities for the three months ended March 31, 2001 used cash of $528,285, primarily due to the net loss of $1,130,091. Net cash used in investing activities was $61,995, reflecting the purchase of fixed assets. Financing activities provided cash in the amount of $58,764, primarily due to the exercise of warrants of $61,200.

     Since management believes it will continue to incur net losses and have negative cash flow in the immediate future, Intraco will require additional funding by May 25, 2001 to cover current operations and the implementation of its business plan. Management is actively seeking to raise additional investment capital, which is likely to be both convertible debt and equity financing. Intraco has no material commitments for capital expenditures at the present time. Management is in negotiations with various potential investors. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Intraco.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     CERTAIN IMPORTANT FACTORS MAY AFFECT INTRACO'S ACTUAL RESULTS AND COULD CAUSE THOSE RESULTS TO DIFFER MATERIALLY FROM ANY FORWARD-LOOKING STATEMENTS MADE IN THIS QUARTERLY REPORT ON FORM 10-QSB OR THAT ARE OTHERWISE MADE BY INTRACO OR ON ITS BEHALF. "FORWARD-LOOKING STATEMENTS" ARE NOT BASED ON HISTORICAL FACTS AND ARE TYPICALLY PHRASED USING WORDS SUCH AS "MAY," "WILL," "EXPECT," "BELIEVE," "ANTICIPATE," "INTEND," "COULD," "ESTIMATE" OR "CONTINUE" AND SIMILAR EXPRESSIONS OR VARIATIONS.

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

INTRACO HAS EXPERIENCED SIGNIFICANT LOSSES AND THESE LOSSES ARE EXPECTED TO CONTINUE IN THE FUTURE.

     For the three months ended March 31, 2001, Intraco reported net losses of $1,130,091. As of March 31, 2001, Intraco had an accumulated deficit of $7,693,752, and negative stockholders' equity of $346,783. There can be no assurance that Intraco will operate profitably in the future and that Intraco will not continue to sustain losses. Continued losses could materially and adversely affect its business.

Intraco will need substantial additional capital in order to continue its operations.

     Intraco requires substantial working capital to build its application service provider systems, for marketing and promotion, and to fund its general business operations. In addition, Intraco anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as it grows and the needs of its business change. As of March 31, 2001, Intraco had $175,863 in available working capital, which is not sufficient to meet its currently anticipated needs for working capital and capital expenditures. Intraco must raise additional funds from outside funding sources. Intraco is actively seeking additional financing, which is likely to be convertible debt and equity financing. Intraco cannot be certain that any additional financing will be available to them when needed and if available, whether it will be on favorable terms. In addition, if Intraco raises additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of its current shareholders and its shareholders may experience additional dilution.

     Management is in the process of negotiating with potential private investors for private equity and a convertible debt investment. The specific terms of any investment have not yet been negotiated with the potential investors. There can be no assurances, however, that it will be able to complete any offerings. If Intraco is not able to raise the required capital, then it will reduce operations, seek a potential acquirer and/or discontinue operations.

INTRACO HAS SHIFTED ITS BUSINESS FOCUS AWAY FROM NETWORK INSTALLATIONS TO PROVIDING INFORMATION TECHNOLOGY AND VOICE SERVICES, INCLUDING SPEECH RECOGNITION PRODUCTS AND SERVICES.

     With the hiring of Walt Nawrocki in 1999 as Chief Executive Officer, Intraco shifted its business focus towards providing speech recognition products and services. As a result of this shift in focus, Intraco's business plan is unproven. There can be no assurance that its new business plan will be successful. Although Intraco is in discussions with several prospective clients, Intraco has only just begun to sell its newly developed speech recognition products and services and demand for these products and services is uncertain. Additionally, Intraco's previous financial history is not a good indication of how the business is doing or how it is evolving.

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


ITEM 2.   CHANGES IN SECURITIES

     In January 2001, Intraco issued 5,000 shares of common stock to a preferred shareholder who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

     In March 2001, Intraco issued 13,668 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under Intraco's stock option plan in connection with the person's employment with Intraco. Intraco did not receive any proceeds from the exercise of options because the option holder used the cashless exercise method. The shares issued were valued at $10,251. The shares were issued pursuant to exemptions from registration under Section 3(a)(9) and 4(2) of the Securities Act. The employee had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and was familiar with Intraco's operations and financial condition. Intraco did not pay any fees or commissions in connection with this issuance.

     In March 2001, Intraco issued 612,000 restricted shares of common stock at $0.10 per share for $61,200 to two investors who exercised their warrants. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. Intraco did not pay any fees or commissions in connection with this issuance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

      EXHIBIT NO.                 DESCRIPTION OF EXHIBIT
-------------------------    --------------------------------



     (b) Reports on Form 8-K:

     Intraco did not file any current reports on Form 8-K for the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                           INTRACO SYSTEMS, INC.

Dated:   May 11, 2001                      By: /s/ WALT NAWROCKI
                                           ------------------------------------
                                           Walt Nawrocki
                                           Chief Executive Officer and Director
                                           (Principal Executive Officer)