Form 10QSB
period 2001-06-30
INTRACO SYSTEMS INC
filed 2001-08-21
CIK 1075907

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

                                TABLE OF CONTENTS

                                                                            PAGE

                                     PART I

Item 1.  Financial Statements:

         Condensed Balance Sheet as of June 30, 2001(Unaudited)...............1

         Condensed Statements of Operations for the Three and six
            Months ended June 30, 2001 and 2000 (Unaudited)...................2

         Condensed Statements of Cash Flows for the Six Months ended
            June 30, 2001 and 2000 (Unaudited)................................3

         Notes to Condensed Financial Statements..............................4

Item 2.  Management's Discussion and Analysis or Plan of Operation...........5-9

                                     PART II

Item 1.  Legal Proceedings...................................................10

Item 2.  Changes in Securities...............................................10

Item 3.  Defaults Upon Senior Securities.....................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10

Item 5.  Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K....................................11

Signatures...................................................................12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

         Intraco Systems, Inc.
         Condensed Balance Sheet
         June 30, 2001
         (Unaudited)

                                     ASSETS
                                     ------

         Current assets:
            Cash                                                       $     9,040
            Accounts receivable, net                                       128,515
            Prepaid expenses                                               172,028
                                                                       -----------
               Total current assets                                        309,583
                                                                       -----------

         Property and equipment, net                                       923,540

         Other assets:
            Goodwill, net                                                   72,722
            Deposits                                                        13,736
                                                                       -----------
               Total other assets                                           86,458
                                                                       -----------

               Total assets                                            $ 1,319,581
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

         Current Liabilities:
            Accounts payable                                           $   839,836
            Deferred revenue                                                44,907
            Accrued expenses                                               670,895
            Customer deposits                                               19,711
            Capital lease payable                                           10,375
            Dividends payable                                               59,884
            Stock issuance cost payable                                    254,840
                                                                       -----------
               Total current liabilities                                 1,900,448
                                                                       -----------

         Capital lease payable                                              16,034
                                                                       -----------

         Stockholders' equity:
            Series A convertible redeemable preferred stock,
               $0.001 par value, 2,500,000 shares authorized and
               391,500 shares issued and outstanding                           392
            Series B convertible redeemable preferred stock,
               $0.001 par value, 1,700,000 shares authorized and
               872,100 shares issued and outstanding                           872
            Common stock, $.001 par value, 100,000,000 shares
               authorized, 25,210,090 shares issued and outstanding         25,210
            Additional paid-in capital                                   7,789,638
            Outstanding stock warrents                                      27,000
            Accumulated deficit                                         (8,440,013)
                                                                       -----------
               Total stockholders' equity                                 (596,901)
                                                                       -----------
               Total liabilities and stockholders' equity              $ 1,319,581
                                                                       ===========


            See accompanying notes to condensed financial statements

Intraco Systems, Inc.
Condensed Statement of Operations
(Unaudited)


                                              For the six months             For the three months
                                                ended June 30,                  ended June 30,
                                         ----------------------------    ----------------------------
                                             2001            2000            2001            2000
                                         ------------    ------------    ------------    ------------

Revenues                                 $    185,219    $  3,092,349    $     18,727    $  1,604,485

Cost of Revenues                              100,650       2,384,410           7,887       1,209,252

Gross profit                                   84,569         707,939          10,840         395,233

General and administrative                  1,964,870       2,163,454         756,609       1,365,204
                                         ------------    ------------    ------------    ------------

Loss from operations                       (1,880,301)     (1,455,515)       (745,769)       (969,971)
                                         ------------    ------------    ------------    ------------

Interest income                                 4,028          28,631              57          20,055

Interest expense                               (1,201)        (13,676)           (552)         (5,439)

Other income                                    1,122           4,334               3           1,546
                                         ------------    ------------    ------------    ------------

Loss before income taxes                   (1,876,352)     (1,436,226)       (746,261)       (953,809)

Provision (benefit) for income taxes               --              --              --              --
                                         ------------    ------------    ------------    ------------

Net loss                                 $ (1,876,352)   $ (1,436,226)   $   (746,261)   $   (953,809)
                                         ============    ============    ============    ============

Net loss per share (basic and diluted)          (0.10)          (0.08)          (0.04)          (0.06)
                                         ============    ============    ============    ============

Weighted average number of shares
outstanding and to be issued               18,619,589      17,162,855      19,080,171      17,162,855
                                         ============    ============    ============    ============


            See accompanying notes to condensed financial statements

Intraco Systems, Inc.
Condensed Statements of Cash Flow
(Unaudited)

                                                         For the six months
                                                           ended June 30,
                                                     --------------------------
                                                         2001           2000
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $(1,876,352)   $(1,436,226)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization                     168,744         62,537
       Issuance of common stock for services             274,000        159,535
       Changes in assets and liabilities
       (Increase) decrease in:
         Inventory                                      (103,817)
         Accounts receivable                             387,539       (333,942)
         Prepaid expenses                                (92,216)       (46,464)
         Due from related party                          (29,227)
         Security deposits                                 2,906         (3,120)
       Increase (decrease) in:
         Accounts payable                                (17,934)      (819,639)
         Deferred revenue                                (62,499)        48,438
         Customer deposits                                 8,584          7,455
         Accrued expenses                                398,960        208,028
                                                     -----------    -----------

Net cash (used) by operating activities              $  (808,268)   $(2,286,442)
                                                     -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                    (87,117)      (548,868)
   Investment in intangibles                                            (50,000)
                                                                    -----------

Net cash (used) by investing activities                  (87,117)      (598,868)
                                                     -----------    -----------

Cash flows from financing activities:
   Proceeds from issuance of stock, net                  289,999      5,075,452
   Dividends paid                                                       (35,390)
   Repayment of long-term debt                            (4,914)      (127,838)
                                                     -----------    -----------

Net cash provided by financing activities                285,085      4,912,224
                                                     -----------    -----------

Net  (decrease) increase in cash                        (610,300)     2,026,914

Cash at beginning of period                              619,340        151,725
                                                     -----------    -----------

Cash at end of period                                $     9,040    $ 2,178,639
                                                     ===========    ===========


            See accompanying notes to condensed financial statements

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2000 on Form 10-KSB. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at June 30, 2001:

Leasehold improvements               $    57,908
Equipment                              1,312,538
Furniture and fixtures                    22,260
                                     -----------
      Total property and equipment     1,392,706

Less: accumulated depreciation          (469,166)
                                     -----------
      Property and equipment, net    $   923,540
                                     ===========


Depreciation expense for the six months ended June 30, 2001 was $153,447

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

In April 2001, Intraco issued 68,000 shares of common stock to three investors in connection with the exercise of warrants and issued 3,000,000 shares of common stock to two companies in connection with consulting services provided to Intraco.

From April 2001 to June 2001, Intraco issued 3,000,000 shares of common stock to three investors in connection with the Dubois Investment Management commitment and 220,000 shares of common stock to three other investors.

In June 2001, Intraco issued 794,872 shares of common stock to its legal counsel in connection with legal services provided to Intraco.

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

     At present, Intraco has established a data center in Boca Raton, Florida. Intraco's data center is equipped to deliver Intraco's new services. Intraco's current speech and voice services include a speech recognition telephone "operator" that answers incoming telephone calls and directs them to the appropriate extension by responding to the caller's voice request, a voice-activated telephone dialing system that places outgoing calls, and customer queries systems based on voice recognition. Intraco has begun signing contracts with customers for the sale of some of these new services and for the testing of others.

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

     Since management believes it will continue to incur net losses and have negative cash flow for the immediate future, Intraco will require additional funding to pay its current operating expenses as well as to continue selling, marketing, testing and installation of its new products. Intraco's operating expenses total approximately $110,000 per month. The total funds it will need will depend on both the length of time it takes to raise the funds as well as the rate at which its new products gain acceptance in the marketplace. Management believes that the faster it can generate revenues from its new products, the more operating profit will become available to offset some of its cash requirements for its operations. Intraco has only recently started to generate limited revenues from these new products, however, and there can be no assurance it will be able to generate sufficient revenues from these new products in order to fund all or a part of its operating expenses. Intraco is also unable to estimate when sufficient revenues may be generated by sales of its new products. Therefore, it is actively seeking a capital infusion of approximately $3-5 million, which it believes will provide substantially all of the funding needed to meet its operating expenses and its product development and testing cash needs, while it develops additional sales channels so as to increase its sales to profitable levels. There can be no assurances that Intraco will be able to increase sales to profitable levels.

     Management is in the process of identifying potential private investors for private equity investment and a private debt offering. The specific terms of any investment have not yet been negotiated with the potential investors. There can be no assurances, however, that it will be able to complete any offerings. If Intraco is not able to raise the required capital, then it will reduce operations, seek a potential acquirer and/or discontinue operations.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     REVENUES. Revenues decreased $2,907,130, or 94%, to $185,219 for the six months ended June 30, 2001, from $3,092,349 for the six months ended June 30, 2000. Of the dollar decrease, $2,983,786 was due to the impact of the discontinued business lines. In the first quarter of 2001, Intraco eliminated its systems/networks and service contract units. Intraco has shifted its sales and marketing efforts to the development of a new generation of voice and speech recognition products and services, which resulted in revenue of $76,656 for the six months ended June 30, 2001.

     COST OF REVENUES. Cost of revenues decreased $2,283,760 or 96% to $100,650 for the six months ended June 30, 2001, from $2,384,410 for the six months ended June 30, 2000. Of the dollar decrease, $2,285,958 was due to the impact of the discontinued business lines offset by an increase in the cost of revenue for the new products and services.

     The overall gross profit margins for the six months ended June 30, 2001 and 2000 were 46% and 23%, respectively. In the first six months of 2001, management eliminated its systems/networks and service contract units, reduced Intraco's staff by eighteen people, and directed more resources toward developing products and services with higher profit margins. The higher profit margins for the six months ended June 30, 2001 primarily reflected the development of a speech recognition system in March 2001. Management currently believes its voice-activated products, such as the voice-activated auto attendant and telephone dialer, can be sold at higher profit margins. There can be no assurances that this strategy will prove successful.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2001 were $1,964,870, compared to $2,163,454 for the six months ended June 30, 2000, a decrease of $198,584, or 9%. Of the dollar decrease, $310,964 represented decreased salaries and commission costs and $48,999 represented decreased travel and entertainment expenses primarily due to the reduction of the number of employees; $96,734 represented decreased marketing expenses; $47,401 represented increased legal and printing costs in connection with the filing of a registration statement on a Form SB-2 with the Securities and Exchange Commission; $106,208 reflects increased levels of depreciation and amortization due to capital investments; and $121,450 represented increased network service charges connected with the operations of the data centers from which Intraco delivers its new products and services. The network service charges are expected to decrease due to the consolidation of the two data centers into one data center in April 2001. The remaining decrease was attributable to other additional selling, general and administrative expenses.

     INTEREST INCOME. Interest income, net of interest expense, decreased by $12,128 to $2,827 for the six months ended June 30, 2001 from $14,955 for the six months ended June 30, 2000.

     NET LOSS. As a result of the foregoing, Intraco reported a net loss of $1,876,352 for the six months ended June 30, 2001, compared to a net loss of $1,436,226 for the six months ended June 30, 2000, an increase of $440,126. As described more fully below under the caption "Liquidity and Capital Resources," Intraco anticipates that it will continue to incur net losses and have negative cash flows. Management has sought to reduce its expenses by, among other things, reducing personnel and restructuring operations, and is actively seeking additional funding. Management cannot at this time, however, estimate when, if ever, it will be able to eliminate its net losses and achieve positive cash flow.

     ACCOUNTS RECEIVABLE. Accounts receivable decreased $740,849, or 85%, to $128,515 for the six months ended June 30, 2001 from $869,364 for the six months ended June 30, 2000. This decrease resulted from the reduction in revenue due to the discontinuing of systems/networks and service contracts products.

     ACCOUNTS PAYABLE. Accounts payable increased $633,523, or 307%, to $839,836 for the six months ended June 30, 2001, from $206,313 for the six months ended June 30, 2000. The increase was due primarily to the delays Intraco has experienced in obtaining the additional financing required to cover current operations.

     PROPERTY AND EQUIPMENT. Property and equipment increased $467,557, or 51%, to $1,392,706 for the six months ended June 30, 2001 from $925,149 for the six months ended June 30, 2000. The increase was due to the investment in additional equipment to support the new speech and telecommunication services product lines.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     REVENUES. Revenues decreased $1,585,758, or 99%, to $18,727 for the three months ended June 30, 2001, from $1,604485 for the three months ended June 30, 2000. Of the dollar decrease, $1,596,214 was due to the impact of the discontinued business lines. In the first quarter of 2001, Intraco eliminated its systems/networks and service contract units. Intraco has shifted its sales and marketing efforts to the development of a new generation of voice and speech recognition products and services, which resulted in revenue of $10,456 for the three months ended June 30, 2001.

     COST OF REVENUES. Cost of revenues decreased $1,201,365 or 99% to $7,887 for the three months ended June 30, 2001, from $1,209,252 for the three months ended June 30, 2000. The dollar decrease was mainly due to the impact of the discontinued business lines.

     The overall gross profit margins for the three months ended June 30, 2001 and 2000 were 58% and 25%, respectively. Management eliminated its systems/networks and service contract units and directed more resources toward developing products and services with higher profit margins. The higher profit margins for the three months ended June 30, 2001 primarily reflected the development of a speech recognition system in March 2001. Management currently believes its voice-activated products, such as the voice-activated auto attendant and telephone dialer, can be sold at higher profit margins. There can be no assurances that this strategy will prove successful.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2001 were $756,609, compared to $1,365,204 for the three months ended June 30, 2000, a decrease of $608,595, or 45%. Of the dollar decrease, $497,695 represented decreased salaries and commission costs and $49,100 represented decreased travel and entertainment expenses primarily due to the reduction of the number of employees; $100,042 represented decreased marketing expenses; $39,888 reflects increased levels of depreciation and amortization due to capital investments; and $38,952 represented increased network service charges connected with the operations of the data centers from which Intraco delivers its new products and services. The remaining decrease was attributable to other additional selling, general and administrative expenses.

     INTEREST EXPENSE. Interest expense, net of interest income decreased by $15,111 to $552 for the three months ended June 30, 2001 as compared to net interest income of $14,616 for the three months ended June 30, 2000.

     NET LOSS. As a result of the foregoing, Intraco reported a net loss of $746,261 for the three months ended June 30, 2001, compared to a net loss of $953,809 for the three months ended June 30, 2000, a decrease of $207,548. As described more fully below under the caption "Liquidity and Capital Resources," Intraco anticipates that it will continue to incur net losses and have negative cash flows. Management has sought to reduce its expenses by, among other things, reducing personnel and restructuring operations, and is actively seeking additional funding. Management cannot at this time, however, estimate when, if ever, it will be able to eliminate its net losses and achieve positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

     Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco has included a footnote in its annual financial statements for the year ended December 31, 2000, which expresses concern about Intraco's ability to continue as a going concern unless it can secure additional financing, reduce its operating expenses, and sell its new products at higher profit margins. Intraco expects significant operating losses to continue at least during 2001. In April 2001, Intraco received a $3 million private placement equity financing commitment from Dubois Investment Management. As of August 17, 2001 Intraco has received $225,000 under this commitment. There can be no assurances that any additional funds will be received from Dubois Investment Management. Management is in negotiations with other potential investors. There can be no assurances that any additional financing will be raised or, if raised, on favorable terms.

     At June 30, 2001, Intraco's current assets totaled $309,583 and current liabilities totaled $1,900,448, resulting in a negative working capital ratio. Intraco had long-term liabilities of $16,034 at June 30, 2001. Intraco had $9,040 in cash on hand at June 30, 2001 compared to $619,340 at December 31, 2000. Operating activities for the six months ended June 30, 2001 used cash of $808,268 primarily due to the net loss of $1,876,352. Net cash used in investing activities was $87,117, reflecting the purchase of fixed assets. Financing activities provided cash in the amount of $285,085, primarily due to the commitment from Dubois Investment Management.

     Since management believes it will continue to incur net losses and have negative cash flow in the immediate future, Intraco requires additional funding to cover current operations and the implementation of its business plan. Management is actively seeking to raise additional investment capital, which is likely to be both convertible debt and equity financing. Intraco has no material commitments for capital expenditures at the present time. Management is in negotiations with various potential investors other than Dubois Investment Management. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Intraco.

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

     For the six months ended June 30, 2001, Intraco reported net losses of $1,876,352. As of June 30, 2001, Intraco had an accumulated deficit of $8,440,013, and negative stockholders' equity of $596,901. There can be no assurance that Intraco will operate profitably in the future and that Intraco will not continue to sustain losses. Continued losses could materially and adversely affect its business.

Intraco will need substantial additional capital in order to continue its operations.

     Intraco requires substantial working capital to build its application service provider systems, for marketing and promotion, and to fund its general business operations. In addition, Intraco anticipates that it will regularly need to make capital expenditures to upgrade and modify its management information system, including software and hardware, as it grows and the needs of its business change. Intraco needs to raise additional funds to meet its current needs for working capital. Intraco is actively seeking additional financing, which may be either debt or equity financing. Intraco cannot be certain that any additional financing will be available to them when needed and if available, whether it will be on favorable terms. In addition, if Intraco raises additional funds through the issuance of equity, equity-related or debt securities, the securities may have rights, preferences or privileges senior to those of the rights of its current shareholders and its shareholders may experience additional dilution.

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

     Intraco obtains software products pursuant to agreements with Motorola and Nuance. Intraco intends to enter into additional agreements as may be necessary in the future. Obtaining this software, as well as any additional software offerings, is critical to Intraco's expansion strategy because it offers services based on the integration of these software packages to clients. If one or more of Intraco's existing relationships with its key software companies were to be terminated or not renewed, it could be faced with discontinuing products or services or delaying or reducing introduction of services unless it could find, license and offer equivalent software packages.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On October 29, 1999, Banker's Leasing Association ("Banker's") filed a suit against Intraco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a master lease agreement and personal guaranty related to computer equipment, software and services leased by Intraco for the amount of $71,608. Intraco filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker's has answered Intraco's counterclaim and has filed suit against AIM Solutions, Inc. ("AIM"), as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. AIM has responded to the claim against it. On June 28, 2001, Intraco settled the lawsuit, as a result of which Intraco agreed to pay Banker's Leasing a total of $40,000 in settlement of its claim against Intraco and Jack S. Berger.

     There are certain legal proceedings and claims against the company in which management is vigorously defending itself. Management has quantified and accrued any potential liability.

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

     In March 2001, Intraco issued 612,000 shares of common stock at $0.10 per share for $61,200 to two investors who exercised their warrants. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the investors were sophisticated in financial investments and were familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Intraco did not pay any fees or commissions in connection with these issuances.

     In April 2001, Intraco issued 68,000 shares of common stock to three investors who exercised warrants having an exercise price of $0.10 per share. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the investors were sophisticated in financial investments and were familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Intraco did not pay any fees or commissions in connection with these issuances.

     In April 2001, Intraco issued 1,500,000 shares of common stock to Titlest Investments and 1,500,000 shares of common stock to SBZ Investments in connection with consulting services provided to Intraco. The shares were valued at $150,000 The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firms were sophisticated in financial investments and were familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Intraco did not pay any fees or commissions in connection with these issuances.

     From April 2001 to June 2001, Intraco issued 2,000,000 shares of common stock at $0.05 per share for $100,000 to two investors and 1,220,000 shares of common stock at $0.10 per share for $122,000 to four investors, of which 1,000,000 shares were purchased by Robert Hildreth, Intraco's Chairman of the Board. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco did not pay any fees or commissions in connection with these issuances

     In June 2001, Intraco issued 794,872 shares of common stock to Broad and Cassel, its legal counsel, in connection with legal services provided to Intraco. The shares were valued at $124,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

      EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
-------------------------    ---------------------------------------------------



     (b) Reports on Form 8-K:

     Intraco did not file any current reports on Form 8-K for the quarter ended June 30, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                       INTRACO SYSTEMS, INC.

Dated: August 20, 2001                 By: /s/ JACK S. BERGER
                                           ----------------------------------
                                           Jack S. Berger
                                           Chief Executive Officer, President
                                           and Director