Form 10QSB
period 2001-09-30
INTRACO SYSTEMS INC
filed 2001-11-19
CIK 1075907

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended September 30, 2001

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

                                 Yes [ X ]    No [  ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At November 16,2001, there were outstanding 35,310,090 shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

================================================================================

                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

Item 1.   Financial Statements:

          Condensed Balance Sheet as of September 30, 2001(Unaudited)......    1

          Condensed Statements of Operations for the Three and nine
               Months ended September 30, 2001 and 2000 (Unaudited)........    2

          Condensed Statements of Cash Flows for the nine Months ended
               September 30, 2001 and 2000 (Unaudited).....................    3

          Notes to Condensed Financial Statements..........................  4-5

Item 2.   Management's Discussion and Analysis or Plan of Operation........ 6-11

                                     PART II

Item 1.   Legal Proceedings...............................................    12

Item 2.   Changes in Securities........................................... 12-14

Item 3.   Defaults Upon Senior Securities.................................    14

Item 4.   Submission of Matters to a Vote of Security Holders.............    14

Item 5.   Other Information...............................................    14

Item 6.   Exhibits and Reports on Form 8-K................................    15

Signatures................................................................    16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

Intraco Systems, Inc.
Condensed Balance Sheet
September 30, 2001
(Unaudited)

ASSETS
         Current assets:
              Accounts receivable, net                                          $    20,104
              Prepaid expenses                                                      207,556
                                                                                -----------
                 Total current assets                                               227,660
                                                                                -----------

         Property and equipment, net                                                843,357

         Other assets:
              Goodwill, net                                                          71,323
              Deposits                                                                5,473
                                                                                -----------
                 Total other assets                                                  76,796
                                                                                -----------
                 Total assets                                                   $ 1,147,813
                                                                                ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY

         Current Liabilities:
              Bank overdraft                                                    $    21,337
              Accounts payable                                                      790,206
              Deferred revenue                                                       37,816
              Accrued expenses                                                      614,528
              Customer deposits                                                      19,711
              Capital lease payable                                                  75,666
              Dividends payable                                                      66,916
              Stock issuance cost payable                                           254,840
                                                                                -----------
                 Total current liabilities                                        1,881,020
                                                                                -----------

         Capital lease payable                                                      145,640
                                                                                -----------

         Stockholders' equity:
              Series A convertible redeemable preferred stock,
                 $0.001 par value, 2,500,000 shares authorized and
                 391,500 shares issued and outstanding                                  392
              Series B convertible redeemable preferred stock,
                 $0.001 par value, 1,700,000 shares authorized and
                 872,100 shares issued and outstanding                                  872
              Common stock, $.001 par value, 100,000,000 shares
                 authorized, 30,310,090 shares issued and outstanding                30,310
              Additional paid-in capital                                          8,114,006
              Outstanding stock warrents                                             27,000
              Accumulated deficit                                                (9,051,427)
                                                                                -----------
                 Total stockholders' equity                                        (878,847)
                                                                                -----------
                 Total liabilities and stockholders' equity                     $ 1,147,813
                                                                                ===========

            See accompanying notes to condensed financial statements

     Intraco Systems, Inc.
     Condensed Statement of Operations
     (Unaudited)

                                                For the nine months               For the three months
                                                ended September 30,               ended September 30,
                                          -----------------------------     -----------------------------
                                              2001             2000              2001            2000
                                          ------------     ------------     ------------     -------------


Revenues                                  $    208,082     $  4,357,283     $     22,863     $  1,264,934

Cost of Revenues                               105,454        3,627,224            4,803        1,242,814
                                          ------------     ------------     ------------     ------------

Gross profit                                   102,628          730,059           18,060           22,120

General and administrative                   2,591,152        3,775,593          626,283        1,612,139
                                          ------------     ------------     ------------     ------------

Loss from operations                        (2,488,524)      (3,045,534)        (608,223)      (1,590,019)
                                          ------------     ------------     ------------     ------------

Interest income                                  4,028           82,568             --             53,937

Interest expense                                (4,392)         (14,312)          (3,190)            (636)

Other income                                     1,122            9,408             --              5,074
                                          ------------     ------------     ------------     ------------

Loss before income taxes                    (2,487,766)      (2,967,870)        (611,413)      (1,531,644)

Provision (benefit) for income taxes              --               --               --               --
                                          ------------     ------------     ------------     ------------

Net loss                                  $ (2,487,766)    $ (2,967,870)    $   (611,413)    $ (1,531,644)
                                          ============     ============     ============     ============

Net loss per share (basic and diluted)           (0.12)           (0.18)           (0.02)           (0.09)
                                          ============     ============     ============     ============

Weighted average number of shares
outstanding and to be issued                21,557,174       16,124,235       26,245,706       17,191,684
                                          ============     ============     ============     ============


            See accompanying notes to condensed financial statements

Intraco Systems, Inc.
Condensed Statements of Cash Flow
(Unaudited)

                                                                   For the nine months
                                                                   ended September 30,
                                                             ---------------------------------
                                                                 2001                 2000
                                                             -----------           -----------
Cash flows from operating activities:
      Net loss                                               $(2,487,766)          $(2,967,870)
      Adjustments to reconcile net loss to net cash
        provided (used) by operating activities:
          Depreciation and amortization                          247,040               134,766
          Issuance of common stock for services                  585,500               401,336
          Changes in assets and liabilities
          (Increase) decrease in:
             Inventory                                           (39,519)
             Accounts receivable                                 495,950              (250,202)
             Prepaid expenses                                   (127,744)                4,616
             Due from related party                               (6,907)
             Security deposits                                    11,169                (3,120)
          Increase (decrease) in:
             Accounts payable                                    (67,564)             (609,589)
             Deferred revenue                                    (69,590)              (22,464)
             Customer deposits                                     8,584                27,558
             Accrued expenses                                    342,593               227,799
                                                             -----------           -----------

Net cash (used) by operating activities                       (1,061,828)           (3,103,596)
                                                             -----------           -----------

Cash flows from investing activities:
      Purchase of property and equipment                         (83,831)             (894,123)
      Purchase of license agreement                                 --                 (50,000)
                                                             -----------           -----------

Net cash (used) by investing activities                          (83,831)             (944,123)
                                                             -----------           -----------

Cash flows from financing activities:
      Bank overdraft                                              21,337                  --
      Proceeds from issuance of stock, net                       314,999             5,369,869
      Dividends paid                                             (26,907)
      Proceeds from capital lease                                207,816                  --
      Repayment of long-term debt                                (17,833)             (130,188)
                                                             -----------           -----------

Net cash provided by financing activities                        526,319             5,212,774
                                                             -----------           -----------

Net  (decrease) increase in cash                                (619,340)            1,165,055

Cash at beginning of period                                      619,340               151,725
                                                             -----------           -----------

Cash at end of period                                        $      --             $ 1,316,780
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2000 on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco's auditors have included a paragraph in their audit report in the Company's annual financial statements for the year ended December 31, 2000, which expresses concern about Intraco's ability to continue as a going concern unless it can secure additional financing, reduce its operating expenses, and sell its new products at higher profit margins. Intraco expects significant operating losses to continue at least during 2001.

It is recommended that the accompanying condensed financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.


NOTE 2 - STOCKHOLDERS' EQUITY

In January 2001, preferred stock holders converted 5,000 shares of preferred stock to common stock.

In March 2001, Intraco issued 612,000 shares of restricted common stock to two investors in connection with the exercise of warrants and issued 13,688 shares of restricted common stock to a former employee in connection with the exercise of stock options.
In April 2001, Intraco issued 68,000 shares of common stock to three investors in connection with the exercise of warrants and issued 3,000,000 shares of common stock to two companies in connection with consulting services provided to Intraco.
From April 2001 to July 2001, Intraco issued 3,500,000 shares of common stock to three investors in connection with the Dubois Investment Management commitment and 220,000 shares of common stock to three other investors.

In June 2001, Intraco issued 794,872 shares of common stock to its legal counsel in connection with legal services provided to Intraco.

In July 2001, Intraco issued 4,600,000 shares of common stock to four companies in connection with consulting services provided to Intraco.

NOTE 3- RECLASSIFICATIONS

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

         At present, Intraco has established a data center in Boca Raton, Florida. Intraco's data center is equipped to deliver Intraco's new services. Intraco's current speech and voice services include a speech recognition telephone "operator" that answers incoming telephone calls and directs them to the appropriate extension by responding to the caller's voice request, a voice-activated telephone dialing system that places outgoing calls, and customer queries systems based on voice recognition. Intraco has begun signing contracts with customers for the sale of some of these new services.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

          REVENUES. Revenues decreased $4,149,201 or 95%, to $208,082 for the nine months ended September 30, 2001, from $4,357,283 for the nine months ended September 30, 2000. Of the dollar decrease, $4,240,993 was due to the impact of the discontinued business lines. In the first quarter of 2001, Intraco eliminated its systems/networks and service contract units. Intraco has shifted its sales and marketing efforts to the development of a new generation of voice and speech recognition products and services, which resulted in revenue of $91,792 for the nine months ended September 30, 2001.

          COST OF REVENUES. Cost of revenues decreased $3,521,770 or 97% to $105,454 for the nine months ended September 30, 2001, from $3,627,224 for the nine months ended September 30, 2000. Of the dollar decrease, $3,523,968 was due to the impact of the discontinued business lines offset by an increase in the cost of revenue for the new products and services.

          The overall gross profit margins for the nine months ended September 30, 2001 and 2000 were 49% and 17%, respectively. In the first nine months of 2001, management eliminated its systems/networks and service contract units, reduced Intraco's staff by twenty-five people, and directed more resources toward developing products and services with higher profit margins. The higher profit margins for the nine months ended September 30, 2001 primarily reflected the development of a speech recognition system in March 2001. Management currently believes its voice-activated products, such as the voice-activated auto attendant, video phone and telephone dialer, can be sold at higher profit margins. There can be no assurances that this strategy will prove successful.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2001 were $2,591,152 compared to $3,775,593 for the nine months ended September 30, 2000, a decrease of $1,184,441 or 31%. Of the dollar decrease, $1,112,509 represented decreased salaries and commission costs ,$93,438 represented decreased travel and entertainment expenses and $34,324 represented decreased telephone expenses primarily due to the reduction of the number of employees; $131,940 represented decreased marketing expenses; $74,700 represented a decrease in recruiting fees; $112,274 reflects increased levels of depreciation and amortization due to capital investments; $98,400 represented a one time charge for settlement of an employment contract; $374,106 represented increased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; and $66,779 represented increased network service charges connected with the operations of the data centers from which Intraco delivers its new products and services. The network service charges are expected to decrease due to the consolidation of the two data centers into one data center in April 2001. The remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense, net of interest income, decreased by $68,620 to $364 for the nine months ended September 30, 2001 as compared to net interest income of $68,256 for the nine months ended September 30, 2000.

          NET LOSS. As a result of the foregoing, Intraco reported a net loss of $2,487,766 for the nine months ended September 30, 2001, compared to a net loss of $2,967,870 for the nine months ended September 30, 2000, a decrease of $480,104. As described more fully below under the caption "Liquidity and Capital Resources," Intraco anticipates that it will continue to incur net losses and have negative cash flows. Management has sought to reduce its expenses by, among other things, reducing personnel and restructuring operations, and is actively seeking additional funding. Management cannot at this time, however, estimate when, if ever, it will be able to eliminate its net losses and achieve positive cash flow.

        ACCOUNTS RECEIVABLE. Accounts receivable decreased $765,520, or 97%, to $20,104 for the nine months ended September 30, 2001 from $785,624 for the nine months ended September 30, 2000. This decrease resulted from the reduction in revenue due to the discontinuing of systems/networks and service contracts products.

        ACCOUNTS PAYABLE. Accounts payable increased $373,843, or 90%, to $790,206 for the nine months ended September 30, 2001, from $416,363 for the nine months ended September 30, 2000. The increase was due primarily to the delays Intraco has experienced in obtaining the additional financing required to cover current operations.

         PROPERTY AND EQUIPMENT. Property and equipment increased $119,016, or 9%, to $1,389,420 for the nine months ended September 30, 2001 from $1,270,404 for the nine months ended September 30, 2000. The increase was due to the investment in additional equipment to support the new speech and telecommunication services product lines.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

          REVENUES. Revenues decreased $1,242,071, or 98%, to $22,863 for the three months ended September 30, 2001, from $1,264,934 for the three months ended September 30, 2000. Of the dollar decrease, $1,257,207 was due to the impact of the discontinued business lines. In the first quarter of 2001, Intraco eliminated its systems/networks and service contract units. Intraco has shifted its sales and marketing efforts to the development of a new generation of voice and speech recognition products and services, which resulted in revenue of $15,136 for the three months ended September 30, 2001.

          COST OF REVENUES. Cost of revenues decreased $1,238,011 or 100% to $4,803 for the three months ended September 30, 2001, from $1,242,814 for the three months ended September 30, 2000. The dollar decrease was mainly due to the impact of the discontinued business lines.

          The overall gross profit margins for the three months ended September 30, 2001 and 2000 were 79% and 2%, respectively. Management eliminated its systems/networks and service contract units and directed more resources toward developing products and services with higher profit margins. The higher profit margins for the three months ended September 30, 2001 primarily reflected the development of a speech recognition system in March 2001. Management currently believes its voice-activated products, such as the voice-activated auto attendant and telephone dialer, can be sold at higher profit margins. There can be no assurances that this strategy will prove successful.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2001 were $626,283, compared to $1,612,139 for the three months ended September 30, 2000, a decrease of $985,856 or 61%. Of the dollar decrease, $801,545 represented decreased salaries and commission costs and $44,437 represented decreased travel and entertainment expenses and $22,782 represented decreased telephone expenses primarily due to the reduction of the number of employees; $35,206 represented decreased marketing expenses; $74,700 represented a decrease in recruiting fees; $98,400 represented a one time charge for settlement of an employment contract; $343,689 represented increased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; and $47,003 represented decreased network service charges due to the consolidation of the two data centers into one data center in April 2001. The remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense, net of interest income decreased by $56,491 to $3,190 for the three months ended September 30, 2001 as compared to net interest income of $53,301 for the three months ended September 30, 2000.

          NET LOSS. As a result of the foregoing, Intraco reported a net loss of $611,413 for the three months ended September 30, 2001, compared to a net loss of $1,531,644 for the three months ended September 30, 2000, a decrease of $920,231. As described more fully below under the caption "Liquidity and Capital Resources," Intraco anticipates that it will continue to incur net losses and have negative cash flows. Management has sought to reduce its expenses by, among other things, reducing personnel and restructuring operations, and is actively seeking additional funding. Management cannot at this time, however, estimate when, if ever, it will be able to eliminate its net losses and achieve positive cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Intraco has historically incurred significant losses and has substantial negative cash flow from operations. Intraco's auditors have included a paragraph in their audit report in the Company's annual financial statements for the year ended December 31, 2000, which expresses concern about Intraco's ability to continue as a going concern unless it can secure additional financing, reduce its operating expenses, and sell its new products at higher profit margins. Intraco expects significant operating losses to continue at least during 2001. In April 2001, Intraco received a $3 million private placement equity financing commitment from Dubois Investment Management. As of November 15, 2001 Intraco has received $325,000 under this commitment. There can be no assurances that any additional funds will be received from Dubois Investment Management. Management is in negotiations with other potential investors. There can be no assurances that any additional financing will be raised or, if raised, on favorable terms.

         At September 30, 2001, Intraco's current assets totaled $227,660 and current liabilities totaled $1,881,020 resulting in a negative working capital ratio. Intraco had long-term liabilities of $145,640 at September 30, 2001. Intraco had no cash on hand at September 30, 2001 compared to $619,340 at December 31, 2000. Operating activities for the nine months ended September 30, 2001 used cash of $1,061,828 primarily due to the net loss of $2,487,766. Net cash used in investing activities was $83,831, reflecting the purchase of fixed assets. Financing activities provided cash in the amount of $526,319 primarily due to the commitment from Dubois Investment Management and a leasing agreement with Cisco Systems Capital Corporation.

         Since management believes it will continue to incur net losses and have negative cash flow in the immediate future, Intraco requires additional funding to cover current operations and the implementation of its business plan. Management is actively seeking to raise additional investment capital, which is likely to be both convertible debt and equity financing which may result in the dilution of common stock. Intraco has no material commitments for capital expenditures at the present time. Management is in negotiations with various potential investors other than Dubois Investment Management. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Intraco.

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

         For the nine months ended September 30, 2001, Intraco reported net losses of $2,487,766. As of September 30, 2001, Intraco had an accumulated deficit of $9,051,427 and negative stockholders' equity of $878,847. There can be no assurance that Intraco will operate profitably in the future and that Intraco will not continue to sustain losses. Continued losses could materially and adversely affect its business.

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

         From April 2001 to July 2001, Intraco issued 2,500,000 shares of common stock at $0.05 per share for $125,000 to two investors and 1,220,000 shares of common stock at $0.10 per share for $122,000 to four investors, of which 1,000,000 shares were purchased by Robert Hildreth, Intraco's Chairman of the Board. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Intraco in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco did not pay any fees or commissions in connection with these issuances

         In June 2001, Intraco issued 794,872 shares of common stock to Broad and Cassel, its legal counsel, in connection with legal services provided to Intraco. The shares were valued at $124,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

         In July 2001, Intraco issued 1,200,000 shares of common stock to Zurich Mutual S.A., in connection with consulting services provided to Intraco. The shares were valued at $90,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

         In July 2001, Intraco issued 1,400,000 shares of common stock to Albedo Investments Ltd. S.A., in connection with consulting services provided to Intraco. The shares were valued at $84,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

         In July 2001, Intraco issued 1,500,000 shares of common stock to Vestar Capital Corp. in connection with consulting services provided to Intraco. The shares were valued at $97,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.

         In July 2001, Intraco issued 500,000 shares of common stock to FHC Corp. in connection with consulting services provided to Intraco. The shares were valued at $40,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Intraco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Intraco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Intraco did not pay any fees or commissions in connection with this issuance.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          In July 2001, the CEO, Walt Nawrocki, and the CFO, Robert Marcus, resigned. In August 2001, the Company hired a new CEO, Tarek Kirschen, and Jack Berger resigned as President and will focus his efforts on overseeing the Speech Recognition Business Unit.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

      EXHIBIT NO.                          DESCRIPTION OF EXHIBIT
   ----------------          ---------------------------------------------------



          (b) Reports on Form 8-K:

          Intraco did file a current report on Form 8-K in August 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.



                                                    INTRACO SYSTEMS, INC.

Dated:   November 15, 2001                          By: /s/TAREK KIRSCHEN
                                                        -----------------------
                                                       Chief Executive Officer