Form 10QSB
period 2002-03-31
INVESTCO INC
filed 2004-04-22
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended March 31, 2002

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________ to _________

                         Commission File Number 0-027073

                                  INVESTCO INC
        (Exact name of small business issuer as specified in its charter)

            Nevada                                           87-0381511
---------------------------------                       -------------------
 (State or other jurisdiction                             (IRS Employer
of incorporation or organization)                       Identification No.)

                                9444 Old Katy Rd
                              Houston, Texas 77055
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (713) 722-9988
                                                         --------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ] No [ X ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practical date: At March 31, 2004 there were outstanding 3,034,400 shares of Common Stock, $.001 par value per share.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                         PAGE
                                     PART I

Item 1.   Financial Statements:

          Balance Sheet as of March 31, 2002 (Unaudited)................1

          Statements of  Operations for the Three
               Months ended March 31, 2002 and 2001 (Unaudited).........2

          Statements of Cash Flows for  the Three Months ended
               March 31, 2002 and 2001 (Unaudited)......................3

          Notes to Financial Statements................................4-7

Item 2.   Management's Discussion and Analysis or Plan of Operation....8-10

Item 3.   Cotrols and Procedures........................................11

                                     PART II

Item 1.   Legal Proceedings...........................................11-12

Item 2.   Changes in Securities.........................................12

Item 3.   Defaults Upon Senior Securities...............................13

Item 4.   Submission of Matters to a Vote of Security Holders...........13

Item 5.   Other Information.............................................13

Item 6.   Exhibits and Reports on Form 8-K..............................13

Signatures

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 Investco, Inc.
                                  Balance Sheet
                                March 31, 2002
                                  (Unaudited)

                                     ASSETS


Current assets:
   Cash                                                  $     1,978
   Accounts receivable                                         9,808
                                                         ------------
    Total current assets                                      11,786
                                                         ------------


   Property and equipment, net                                 1,300

   Deposits                                                    7,819
                                                         ------------
    Total assets                                         $    20,905
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                        1,063,801
   Accrued expenses                                          770,869
   Due to related parties                                     12,273
   Dividends payable                                          80,405
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,204,112
                                                         ------------


Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    20,000 shares issued and outstanding                          20
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 2,034,000 shares issued and outstanding.       2,034
   Additional paid-in capital                             11,250,611
   Deferred compensation                                  (1,502,750)
   Accumulated deficit                                   (11,934,549)
                                                         ------------
    Total stockholders' deficit                           (2,183,207)
                                                         ------------
    Total liabilities and stockholders' deficit          $    20,905
                                                         ============

            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Operations
                                   (Unaudited)


                                                         For the three months
                                                            ended March 31,
                                                       -------------------------
                                                           2002         2001
                                                       ------------ ------------

Revenues                                               $      -     $      -

Cost of Revenues                                              -            -
                                                       ------------ ------------

Gross profit                                                  -            -

General and administrative                               1,251,131    1,208,261
                                                       ------------ ------------

Loss from operations                                    (1,251,131)  (1,208,261)
                                                       ------------ ------------
Interest income                                               -           3,971

Interest expense                                            (2,164)        (649)

Other income                                                  -           1,119
                                                       ------------ ------------
Loss from continuing operations                         (1,253,295)  (1,203,820)

Discontinued operations:

Income from discontinued operations                         15,106       73,729
                                                       ------------ ------------
Total income from discontinued operations                   15,106       73,729
                                                       ------------ ------------

Net loss                                                (1,238,189)  (1,130,091)
Less: Preferred stock dividend                              (6,757)     (53,227)
                                                       ------------ ------------
Loss available to common stockholders                  $(1,244,946) $(1,183,318)
                                                       ============ ============
Basic and diluted income (loss) per common share:
Continuing operations                                  $     (0.87) $     (7.18)
Discontinued operations                                       0.01         0.42
                                                       ------------ -----------
Net loss per common share                              $     (0.86) $     (6.76)
                                                       ============ ============
Weighted average number of shares
 outstanding.                                            1,452,208      175,127
                                                       ============ ============



            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the three months ended
                                                               March 31,
                                                      --------------------------
                                                          2002          2001
                                                      ------------- ------------
Cash flows from operating activities:

Loss from continuing operations                       $ (1,253,295) $(1,203,820)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization                              -          90,449
   Issuance of common and preferred stock for services     101,000         -
   Issuance of common stock for compensation             1,000,000         -
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                     (9,013)     428,015
    Prepaid expenses                                          -          15,170
    Security deposits                                         -           3,121
 Increase (decrease) in:
    Accounts payable                                         9,070      (12,810)
    Deferred revenue                                          -         (54,838)
    Customer deposits                                         -           8,585
    Accrued expenses                                        45,098      124,114
                                                      ------------- ------------
 Cash used in continuing operating activities             (107,140)    (602,014)
                                                      ------------- ------------

Adjustments to reconcile income from
 discontinued operations to net cash provided
 by (used in) discontinued activities:
Income from discontinued operations                         15,106       73,729
                                                      ------------- ------------
    Cash provided by discontinued operating
     activities                                             15,106       73,729
                                                      ------------- ------------

    Cash used in operating activities                      (92,034)    (528,285)
                                                      ------------- ------------

Cash flows from investing activities:
 Purchase of property and equipment                           -         (61,995)
 Proceed from sale of property and equipment                10,950         -
                                                      ------------- ------------
    Cash provided by investing activities                   10,950      (61,995)
                                                      ------------- ------------

Cash flows from financing activities:
 Proceeds from issuance of common and
  preferred stock                                           70,000       61,200
 Repayment of capital lease                                   -          (2,436)
 Due from related parties                                   12,273         -
                                                      ------------- ------------
    Cash provided by financing activities                   82,273       58,764
                                                      ------------- ------------

    Net increase (decrease) in cash                          1,189     (531,516)

    Cash and cash equivalents at beginning of year             789      619,340
                                                      ------------- ------------

    Cash and cash equivalents at end of period        $      1,978  $    87,824
                                                      ============= ============

Supplemental disclosure of cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Accrual of dividends payable                      $      6,758  $    53,227
                                                      ============= ============
    Capital lease and notes payable converted to
     accounts payable                                 $    202,894  $      -
                                                      ============= ============


                 See accompanying notes to unaudited financial statements.

                                 INVESTCO, INC.

                     Notes to Unaudited Financial Statements

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements. In the opinion of management, all adjustments necessary for a fair presentation of the results for the interim periods presented have been included. Such adjustments consist of normal recurring accruals and other adjustments.

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001 on Form 10-KSB. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Investco has historically incurred significant losses and has substantial negative cash flow from operations. Investco's auditors have included a paragraph in their audit report in the Company's annual financial statements for the year ended December 31, 2001, which expresses concern about Investco's ability to continue as a going concern unless it can secure additional financing.

It is recommended that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.


NOTE 2 - STOCKHOLDERS' EQUITY

In January 2002, Investco issued 500,000 shares of common stock to Joe Lents in connection with consulting and administrative services and serving as interim CEO to Investco. The shares were valued at $2,000,000, the fair market value at the date of issuance. Mr. Lents resigned as CEO on July 1, 2002.

In January 2002, Investco sold to two investors 100,000 shares of Series E Convertible preferred shares at $0.50 per share for $50,000. Holders have the right to convert the Series E preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends, and reverse stock splits. The shares of Series E preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.

In February 2002, Investco began a Series D convertible preferred stock offering, and as a result of the offering, Investco issued to an investor 20,000 shares for $20,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Investco at such time as Investco amends its Certificate of Incorporation to increase its authorized capitalization. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends, and reverse stock splits. The shares of Series D preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.

In February 2002 Investco issued 200,000 shares of common stock in connection with consulting services provided to Investco. The shares were valued at $600,000 or $3.00 per share, the fair market value on the date of issuance.

NOTE 3- RECLASSIFICATIONS

Certain amounts previously reported for 2001 have been reclassified to conform with the classifications used in 2002. Such reclassifications had no effect on the reported net loss.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to increase sales and to obtain equity and/or debt financing. Management plans to pursue business development and acquisitions in the telecommunications sector. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement.

NOTE 5-RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." This statement amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not expect the application of the provisions of SFAS No. 146 to have an impact on its financial position, results of operations or cash flows.

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires the recognition of a liability for certain guarantee obligations issued or modified after December 31, 2002. FIN No. 45 also clarifies disclosure requirements to be made by a guarantor of certain guarantees. The disclosure provisions of FIN No. 45 are effective for fiscal years ending after December 15, 2002. The Company has adopted the disclosure provisions of FIN No. 45 as of February 28, 2003. The Company does not expect the adoption of FIN No. 45 to have a material impact on its financial position, results of operations or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently analyzing the existing guidance and reviewing any developments with regard to the proposed FASB Staff Positions issued on the implementation of FIN No. 46 which are currently subject to public comment. Therefore, the Company cannot determine whether there will be an impact on its financial position, results of operations, or cash flows at this time.

In January 2003, the FASB issued EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor." This EITF addresses the accounting by a vendor for consideration (vendor allowances) given to a customer, including a reseller of the vendor's products, and the accounting by a reseller for cash consideration received from a vendor. It is effective for certain arrangements entered into after November 21, 2002, and for all new arrangements, including modifications to existing arrangements, entered into after December 31, 2002. The Company adopted the provisions of the EITF in the fourth quarter of fiscal 2003 and, as the Company's policies were already consistent with those of EITF 02-16, the adoption of this standard did not have a material impact on the Company's financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.'s 141, BUSINESS COMBINATIONS ("FAS 141") and 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. The Company adopted FAS 141 on July 1, 2001 and it did not have a significant impact on the Company's financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 142 will have on the consolidated financial statements, but it will not be material.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS , AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"). The Company is required to adopt the new accounting rules beginning January 1, 2002. Management is currently assessing the financial impact FAS 144 will have on the consolidated financial statements, but does not believe it will be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         You should read the following discussion and analysis in conjunction with the financial statements and the notes included elsewhere in this report.

OVERVIEW
         Investco was an information technology, data and voice service provider. Its products and services included computer hardware, computer networks, speech recognition products and services, and voice-activated products and services. Investco discontinued its speech recognition products and services business and plans to pursue business development and acquisitions in the telecommunications sector.

         Investco will require additional funding to pay its current operating expenses. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement to pay for these expenses. There can be no assurances, however, that Investco will be able to complete any offerings.

         Investco was incorporated in Florida in March 1990. In April 1999, it completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to the share exchange, all of the outstanding shares of Investco capital stock were exchanged for 105,315 Custom Touch shares. Thereafter, Custom Touch changed its name to Investco, Inc.

CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 3 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2001. The Company believes that the application of these policies on a consistent basis enables Investco to provide useful and reliable financial information about its operating results and financial condition.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Investco accounts for stock based compensation utilizing Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. The company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2002 were $1,251,131 compared to $1,208,261 for the three months ended March 31, 2001, an increase of $42,870 or 4%. Of the dollar increase, $403,431 represented increased salaries and commission costs primarily due to the compensation awarded the CEO; $106,132 represented increased consulting services related to advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; $90,450 reflects a decrease in depreciation and amortization due to the disposal of equipment in connection with the closing of the New York and Florida data centers. The closing of the data centers also resulted in a decrease of $93,675 in telephone expenses; $57,586 represented decreased insurance expenses primarily due to the reduction of the number of employees; $49,043 represented decreased professional expenses; $39,055 represented decreased rent expense in connection with the move to smaller office space and $46,371 represented a decrease in SEC expenses. The remaining increase was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense, net of interest income, increased by $5,486 to $2,164 for the three months ended March 31, 2002 as compared to net interest income of $3,322 for the three months ended March 31, 2001.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $1,253,295 for the three months ended March 31, 2002, compared to a net loss from continuing operations of $1,203,820 for the three months ended March 31, 2001, an increase of $49,475. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

LIQUIDITY AND CAPITAL RESOURCES

        Investco has historically incurred significant losses and has substantial negative cash flow from operations. Investco has included a footnote in its annual financial statements for the twelve months ended December 31, 2001, which expresses concern about Investco's ability to continue as a going concern unless it can secure additional financing. Investco will require additional funding to cover current operations. Investco is actively seeking additional equity financing. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement to pay for these expenses. There can be no assurances that any additional funding will be available.

         At March 31, 2002, Investco's current assets totaled $11,786 and current liabilities totaled $2,204,112 resulting in a negative working capital ratio. Investco had $1,978 cash on hand at March 31, 2002 as compared to $789 on December 31, 2001. Operating activities from continuing operations for the three months ended March 31, 2002 used cash of $107,140 primarily due to the net loss of $1,253,295. Net cash provided by investing activities was $10,950, reflecting the sale of fixed assets. Financing activities provided cash in the amount of $82,273 primarily from investors.

         Investco will require additional funding. Management is actively seeking to raise additional investment capital and intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement. Investco has no material commitments for capital expenditures at the present time. Management is in negotiations with potential investors. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Investco.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         Certain important factors may affect Investco's actual results and could cause those results to differ materially from any forward-looking statements made in this Annual Report on Form 10-KSB or that are otherwise made by Investco or on its behalf. "Forward-looking statements" are not based on historical facts and are typically phrased using words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" and similar expressions or variations.

      Differences in actual results may be caused by factors such as those discussed below, as well as those discussed elsewhere in this report and in Investco's filings with the SEC.

      Although Investco believes that the expectations reflected in the forward-looking statements are reasonable, Investco cannot guarantee that they will be achieved. Except as applicable law requires, Investco does not intend to update any of the forward-looking statements to conform these statements to actual results.

     Any or all forward-looking statements in this document and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. In addition to general economic conditions, many factors mentioned in the discussion below will be important in determining future results.

     Neither Investco nor its management undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any further disclosures made on related subjects in Investco's future filings with the SEC.

     For the three months ended March 31, 2002, Investco reported net losses from continuing operations of $1,253,295. As of March 31, 2002, Investco had an accumulated deficit of $11,934,549, and stockholders` deficit of $2,183,207. There can be no assurance that Investco will operate profitably in the future and that Investco will not continue to sustain losses.

     Investco will need additional capital in order to continue its operations. Investco will require additional funding. Management is actively seeking to raise additional investment capital and intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement. Investco cannot be certain that any additional financing will be available to them when needed and if available, whether it will be on favorable terms. In addition, if Investco raises additional funds through the issuance of equity, the securities may have rights, preferences or privileges senior to those of the rights of its current shareholders and its shareholders may experience additional dilution.

ITEM 3.   CONTROLS AND PROCEDURES

The Chief Executive and Financial Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officer has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by Investco in this Quarterly Report is accumulated and communicated to management to allow timely decisions regarding required disclosures.

The Certifying Officer has also indicated that there were no significant changes in the internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Management, including the Certifying Officer, does not expect that the disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         There are certain legal proceedings and claims against the company in which management is vigorously defending itself. Management has quantified and accrued any potential liability.

  On August 4, 2003, a Magistrate Judge for the U. S. District Court for the Southern District of Florida at case number 02-80466-CIV-HURLEY/LYNCH entered a report to the Court to recommend that the Company be assessed civil penalties for the issuance of false press releases on its behalf by Joseph L. Lents, the former Chief Executive Officer of the Company. Until August 25, 2003, the same attorney who represented Mr. Lents in the case also represented the Company. On October 1, 2003, the Company retained independent counsel to enter his appearance in the case to defend the Company from the assessment of civil penalties.

      On August 20, 2003, The Securities and Exchange Commission (the "SEC") at Administrative Proceedings File No. 3-11228 Instituted a Public Proceeding and Notice of Hearing pursuant to Section 12(j) of the Securities and Exchange Act of 1934 for the failure of the Company to file: A. Annual reports on Form 10-K for the years ended December 31, 2001 and December 31, 2002; B. Quarterly reports on Form 10-Q for the quarters ended March 31, 2002; June 30, 2002; September 30, 2002; and March 31, 2003; and, C. On April 1, 2003 the Nevada Secretary of State revoked the Company's business charter for failure to file a list of officers. The SEC will afford the Company the opportunity to answer and attend a hearing to determine if the registration of all securities of the Company should be suspended or revoked. The Company has retained counsel to represent it in the proceedings, has filed its answer to admit the above deficiencies, and to explain that the Company intends to file its periodic reports and otherwise bring the Company in full compliance with all SEC and State of Nevada requirements.

     On November 24, 2003, Robert G Mahony, Administrative Law Judge ordered that the registration of all securities of Investco, Inc, is revoked. This Initial Decision shall become effective in accordance with and subject to the provisions of Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss.
201.360. Pursuant to that rule, a petition for review of this Initial Decision may be filed within twenty-one days after service of the Initial Decision. It shall become the final decision of the Commission as to each party who has not filed a petition for review pursuant to 17 C.F.R. ss. 201.360(d)(1) within twenty-one days after service of the Initial Decision upon it, unless the Commission, pursuant to Rule 360(b)(1) of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360(b)(1), determines on its own initiative to review this Initial Decision as to any party.


ITEM 2.   CHANGES IN SECURITIES

In January 2002, Investco issued 500,000 shares of common stock to Joe Lents in connection with consulting and administrative services and serving as interim CEO to Investco. The shares were valued at $2,000,000. Mr. Lents resigned as CEO on July 1, 2002.

In January 2002, Investco sold to two investors 100,000 shares of Series E Convertible preferred shares for $50,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, the investors were sophisticated in financial investments and were familiar with Investco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Investco did not pay any fees or commissions in connection with these issuances.

In February 2002, Investco began a Series D convertible preferred stock offering, and as a result of the offering, Investco issued to one investor 20,000 shares for $20,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Investco at such time as Investco amends its Certificate of Incorporation to increase its authorized capitalization. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, the investors were sophisticated in financial investments and were familiar with Investco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Investco did not pay any fees or commissions in connection with these issuances.

In February 2002 Investco issued 200,000 shares of common stock in connection with consulting services provided to Investco. The shares were valued at $600,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Investco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Investco did not pay any fees or commissions in connection with this issuance.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits required by item 601 of Regulation S-B

         31.1 Certification by Chief Executive and Financial Officer Pursuant to Section 302
         32.1 Certification by Chief Executive and financial Officer Pursuant to Section 906


          (b) Reports on Form 8-K:

          Form 8-K was filed on January 30, 2002 with a report date of January 29, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                                     INVESTCO,INC.

Dated:   April 19, 2004                            By: /s/ARNOLD SALINAS
                                                         -----------------------
                                                         Chief Executive and
                                                         Financial Officer