Form 10QSB
period 2002-06-30
INVESTCO INC
filed 2004-04-22
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended June 30, 2002

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________ to _________

                         Commission File Number 0-027073

                                  INVESTCO INC
        (Exact name of small business issuer as specified in its charter)

         Nevada                                             87-0381511
--------------------------------                      -------------------
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

                                TABLE OF CONTENTS

                                                                   PAGE
                                     PART I

Item 1.   Financial Statements:

          Balance Sheet as of June 30, 2002 (Unaudited)................1

          Statements of Operations for the Three and Six
               Months ended June 30, 2002 and 2001 (Unaudited).........2

          Statements of Cash Flows for the Six Months ended
               June 30, 2002 and 2001 (Unaudited)......................3

          Notes to Financial Statements...............................4-7

Item 2.   Management's Discussion and Analysis or Plan of Operation ..8-11

Item 3.   Controls and Procedures......................................11

                                     PART II

Item 1.   Legal Proceedings............................................12

Item 2.   Changes in Securities......................................12-13

Item 3.   Defaults Upon Senior Securities..............................13

Item 4.   Submission of Matters to a Vote of Security Holders..........13

Item 5.   Other Information............................................13

Item 6.   Exhibits and Reports on Form 8-K.............................13

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 Investco, Inc.
                                  Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     ASSETS


Current assets:
   Cash                                                  $       517
                                                         ------------
    Total current assets                                         517
                                                         ------------

   Total assets                                         $        517
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                        1,058,001
   Accrued expenses                                          791,366
   Due to related parties                                      3,353
   Dividends payable                                          87,237
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,216,721
                                                         ------------


Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    320,000 shares issued and outstanding                        320
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 2,034,000 shares issued and outstanding.       2,034
   Additional paid-in capital                             11,268,479
   Deferred compensation                                    (350,000)
   Accumulated deficit                                   (13,138,464)
                                                         ------------
    Total stockholders' deficit                           (2,216,204)
                                                         ------------
    Total liabilities and stockholders' deficit          $       517
                                                         ============

            See accompanying notes to unaudited financial statements

                                    Investco
                            Statements of Operations
                                   (Unaudited)


                                                          For the six months              For the three months
                                                            ended June 30,                    ended June 30,
                                                  --------------------------------  -------------------------------
                                                        2002             2001          2002             2001
                                                  ------------------  ------------  ------------  -----------------
    Revenues                                      $            -      $      -     $       -      $           -

    Cost of Revenues                                           -             -             -                  -
                                                  ------------------  ------------  ------------  -----------------

    Gross profit                                               -             -             -                  -

    General and administrative                            2,452,296     1,964,870     1,201,166            756,609
                                                  ------------------  ------------  ------------  -----------------

    Loss from operations                                 (2,452,296)   (1,964,870)   (1,201,166)          (756,609)
                                                  ------------------  ------------  ------------  -----------------

    Interest income                                            -            4,028          -                  -

    Interest expense                                         (2,164)       (1,201)         -                  (552)

    Other income                                               -            1,122          -                     3
                                                  -----------------   ------------  ------------  -----------------

    Loss from continuing operations                     (2,454,460)    (1,960,921)   (1,201,166)          (757,158)

    Discontinued operations:

    Income (loss) from discontinued operations              12,356         84,569        (2,750)            10,840
                                                  -----------------   ------------  ------------  -----------------

    Total income (loss) from discontinued
     operations                                             12,356         84,569        (2,750)            10,840
                                                  -----------------   ------------  ------------  -----------------

    Net loss                                             (2,442,104)   (1,876,352)   (1,203,916)          (746,318)
    Less: Preferred stock dividend                          (13,590)      (59,884)       (6,833)            (6,657)
                                                  ------------------  ------------  ------------  -----------------
    Loss available to common stockholders         $      (2,455,694)  $(1,936,236)  $(1,210,749)  $       (752,975)
                                                  ==================  ============  ============  =================
    Basic and diluted income (loss) per common
     share
    Continuing operations                         $           (1.52)  $    (44.81)  $     (0.59)  $          (3.37)
    Discontinued operations                                    0.01          1.87         (0.01)              0.04
                                                  ------------------  ------------  ------------  -----------------
    Net loss per common share                     $           (1.51)  $    (42.94)  $     (0.60)  $          (3.33)
                                                  ==================  ============  ============  =================

    Weighted average number of shares outstanding         1,622,893        45,096     2,034,400            226,367
                                                  ==================  ============  ============  =================


            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the six months ended
                                                               June 30,
                                                      --------------------------
                                                          2002          2001
                                                      ------------- ------------
Cash flows from operating activities:

Loss from continuing operations                       $ (2,454,460) $(1,960,921)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization                              -         168,744
   Issuance of common and preferred stock for services     250,000      274,000
   Issuance of common stock for compensation             2,000,000         -
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                        795      387,539
    Prepaid expenses                                         3,750      (92,216)
    Security deposits                                        7,819        2,906
 Increase (decrease) in:
    Accounts payable                                         3,270      (17,934)
    Deferred revenue                                          -         (62,499)
    Customer deposits                                         -           8,584
    Accrued expenses                                        65,595      398,960
                                                      ------------- ------------
 Cash used in continuing operating activities             (123,231)    (892,837)
                                                      ------------- ------------

Adjustments to reconcile income from
 discontinued operations to net cash provided
 by discontinued activities:
Income from discontinued operations                         12,356       84,569
                                                      ------------- ------------
    Cash provided by discontinued operating
     activities                                             12,356       84,569
                                                      ------------- ------------
    Cash used in operating activities                     (110,875)    (808,268)
                                                      ------------- ------------

Cash flows from investing activities:
 Proceed from sale of property and equipment                12,250         -
 Purchase of property and equipment                           -         (87,117)
                                                      ------------- ------------
    Cash provided by (used in) investing activities         12,250      (87,117)
                                                      ------------- ------------

Cash flows from financing activities:
 Proceeds from issuance of common and
  preferred stock                                           95,000      289,999
 Repayment of long-term debt                                  -          (4,914)
 Due from related parties                                    3,353         -
                                                      ------------- ------------
    Cash provided by financing activities                   98,353      285,085
                                                      ------------- ------------

    Net decrease in cash                                      (272)    (610,300)

    Cash and cash equivalents at beginning of year             789      619,340
                                                      ------------- ------------
    Cash and cash equivalents at end of period        $        517  $     9,040
                                                      ============= ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Accrual of dividends payable                      $     13,590  $    59,884
                                                      ============= ============
    Capital lease and notes payable converted to
     accounts payable                                 $    202,894  $      -
                                                      ============= ============


            See accompanying notes to unaudited financial statements.

                                 INVESTCO, INC.

                Notes to Unaudited Condensed Financial Statements

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001 on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

On February 2002, Investco began a Series D convertible preferred stock offering, and as a result of the offering, Investco issued to an investor
20,000 shares for $20,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Investco at such time as Investco amends its Certificate of Incorporation to increase its authorized capitalization. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends, and reverse stock splits. The shares of Series D preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share.

In February 2002 Investco issued 200,000 shares of common stock in connection with consulting services provided to Investco. The shares were valued at $600,000, the fair market value at the date of issuance.

In April 2002, Investco sold an investor 300,000 shares of Series D convertible preferred stock for $25,000.

NOTE 3- RECLASSIFICATIONS

Certain amounts previsouly reported for 2001 have been reclassified to conform with the classifications used in 2002. Such reclassifications had no effect on the reported net loss.

NOTE 4 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to begin to generate sales and to obtain equity and/or debt financing. Management plans to pursue business development and acquisitions in the telecommunications sector. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement.

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

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2002 were $2,452,296 compared to $1,964,870 for the six months ended June 30, 2001, an increase of $487,426 or 25%. Of the dollar increase, $1,027,113 represented increased salaries and commission costs primarily due to the compensation awarded the CEO; $227,065 represented increased consulting services related to advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; $168,744 reflects a decrease in depreciation and amortization due to the disposal of equipment in connection with the closing of the New York and Florida data centers; The closing of the data centers also resulted in a decrease of $147,351 in telephone expenses; $112,362 represented decreased insurance expenses primarily due to the reduction of the number of employees; $78,793 represented decreased professional expenses; $66,263 represented decreased rent expense in connection with the move to smaller office space and $48,663 represented a decrease in SEC expenses. The remaining increase was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense, net of interest income, increased by $4,991 to $2,164 for the six months ended June 30, 2002 as compared to net interest income of $2,827 for the six months ended June 30, 2001.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $2,454,460 for the six months ended June 30, 2002, compared to a net loss from continuing operations of $1,960,921 for the six months ended June 30, 2001, a decrease of $493,539. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,201,166, compared to $756,609 for the three months ended June 30, 2001, an increase of $444,557 or 59%. Of the dollar increase, $623,682 represented increased salaries and commission costs; $120,933 represented increased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; $78,295 reflects a decrease in depreciation and amortization due to the disposal of equipment in connection with the closing of the New York and Florida data centers. The closing of the data centers also resulted in a decrease of $53,676 in telephone expense; $54,776 represented decreased insurance costs primarily due to the reduction of the number of employees and the remaining increase was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense decreased by $552 to $0 for the three months ended June 30, 2002 as compared to interest expense of $552 for the three months ended June 30, 2001.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $1,201,166 for the three months ended June 30, 2002, compared to a net loss from continuing operations of $757,158 for the three months ended June 30, 2001, an increase of $444,008. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

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

         At June 30, 2002, Investco's current assets totaled $517 and current liabilities totaled $2,216,721 resulting in a negative working capital ratio. Investco had $517 cash on hand at June 30, 2002 as compared to $789 on December 31, 2001. Operating activities from continuing operations for the six months ended June 30, 2002 used cash of $123,231 primarily due to the net loss of $2,454,460. Net cash provided by investing activities was $12,250, reflecting the sale of fixed assets. Financing activities provided cash in the amount of $98,353 primarily from investors.

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

     For the six months ended June 30, 2002, Investco reported net losses from continuing operations of $2,454,460. As of June 30, 2002, Investco had an accumulated deficit of $13,138,464, and stockholders` deficit of $2,216,204. There can be no assurance that Investco will operate profitably in the future and that Investco will not continue to sustain losses.

     Investco will need additional capital in order to continue its operations. Investco will require additional funding. Management is actively seeking to raise additional investment capital and intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement. .Investco cannot be certain that any additional financing will be available to them when needed and if available, whether it will be on favorable terms. In addition, if Investco raises additional funds through the issuance of equity, the securities may have rights, preferences or privileges senior to those of the rights of its current shareholders and its shareholders may experience additional dilution.

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

     On November 24, 2003, Robert G Mahony, Administrative Law Judge ordered that the registration of all securities of Investco, Inc,. is revoked. This Initial Decision shall become effective in accordance with and subject to the provisions of Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss.
201.360. Pursuant to that rule, a petition for review of this Initial Decision may be filed within twenty-one days after service of the Initial Decision. It shall become the final decision of the Commission as to each party who has not filed a petition for review pursuant to 17 C.F.R. ss. 201.360(d)(1) within twenty-one days after service of the Initial Decision upon it, unless the Commission, pursuant to Rule 360(b)(1) of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360(b)(1), determines on its own initiative to review this Initial Decision as to any party.

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

From February 2002 to April 2002, Investco began a Series D convertible preferred stock offering, and as a result of the offering, Investco issued to two investors 320,000 shares for $45,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Investco at such time as Investco amends its Certificate of Incorporation to increase its authorized capitalization. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, the investors were sophisticated in financial investments and were familiar with Investco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Investco did not pay any fees or commissions in connection with these issuances.

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


          (b) Reports on Form 8-K:

          Form 8-K was filed on June 26, 2002 with a report date of June
          25, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                  INVESTCO,INC.

Dated:   April 19, 2004                      By: /s/ARNOLD SALINAS
                                                   -----------------------------
                                                   Chief Executive and Principal
                                                   Accounting Officer