Form 10QSB
period 2002-09-30
INVESTCO INC
filed 2004-04-22
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended September 30, 2002

[  ]     Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________ to _________

                         Commission File Number 0-027073

                                  INVESTCO, INC
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

                                TABLE OF CONTENTS

                                                                          PAGE
                                     PART I

Item 1.   Financial Statements:

          Balance Sheet as of September 30, 2002 (Unaudited)...............1

          Statements of Operations for the Three and Nine
               Months ended September 30, 2002 and 2001 (Unaudited)........2

          Statements of Cash Flows for the Nine Months ended
               September 30, 2002 and 2001 (Unaudited).....................3

          Notes to Financial Statements...................................4-8

Item 2.   Management's Discussion and Analysis or Plan of Operation.......9-12

Item 3.   Controls and Procedures.........................................12

                                     PART II

Item 1.   Legal Proceedings..............................................12-13

Item 2.   Changes in Securities..........................................13-14

Item 3.   Defaults Upon Senior Securities.................................14

Item 4.   Submission of Matters to a Vote of Security Holders.............14

Item 5.   Other Information...............................................14

Item 6.   Exhibits and Reports on Form 8-K................................15

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                                 Investco, Inc.
                                  Balance Sheet
                               September 30, 2002
                                  (Unaudited)

                                     ASSETS


Current assets:
   Cash                                                  $       517
   Due from related parties                                   43,697
                                                         ------------
    Total current assets                                      44,214
                                                         ------------

   Total assets                                         $     44,214
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                        1,058,001
   Accrued expenses                                          791,366
   Dividends payable                                          94,145
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,220,276
                                                         ------------


Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    3,205,000 shares issued and outstanding                    3,205
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,034,400 shares issued and outstanding        3,034
   Additional paid-in capital                             11,752,687
   Deferred compensation                                    (492,112)
   Accumulated deficit                                   (13,444,303)
                                                         ------------
    Total stockholders' deficit                           (2,176,062)
                                                         ------------
    Total liabilities and stockholders' deficit          $    44,214
                                                         ============

            See accompanying notes to unaudited financial statements

                                    Investco
                            Statements of Operations
                                   (Unaudited)


                                                         For the nine months              For the three months
                                                         ended September 30,               ended September 30,
                                                  --------------------------------  -------------------------------
                                                        2002             2001          2002             2001
                                                  ------------------  ------------  ------------  -----------------
    Revenues                                      $            -      $      -     $       -      $           -

    Cost of Revenues                                           -             -             -                  -
                                                  ------------------  ------------  ------------  -----------------
    Gross profit                                               -             -             -                  -

    General and administrative                            2,758,134     2,591,152       305,838            626,283
                                                  ------------------  ------------  ------------  -----------------

    Loss from operations                                 (2,758,134)   (2,591,152)     (305,838)          (626,283)
                                                  ------------------  ------------  ------------  -----------------

    Interest income                                            -            4,028          -                  -

    Interest expense                                         (2,164)       (4,392)         -                (3,190)

    Other income                                               -            1,122          -                  -
                                                  -----------------   ------------  ------------  -----------------
    Loss from continuing operations                     (2,760,298)    (2,590,394)     (305,838)          (629,473)

    Discontinued operations:

    Income from discontinued operations                     12,356        102,628          -                18,060
                                                  -----------------   ------------  ------------  -----------------
    Total income from discontinued
     operations                                             12,356        102,628          -                18,060
                                                  -----------------   ------------  ------------  -----------------
    Net loss                                             (2,747,942)   (2,487,766)     (305,838)          (611,413)
    Less: Preferred stock dividend                          (20,498)      (66,916)       (6,908)            (7,032)
                                                  ------------------  ------------  ------------  -----------------
    Loss available to common stockholders         $      (2,768,440)  $(2,554,682)  $  (312,746)  $       (618,445)
                                                  ==================  ============  ============  =================
    Basic and diluted income (loss) per common
     share
    Continuing operations                         $           (1.36)  $     (5.27)  $     (0.14)  $          (0.33)
    Discontinued operations                                    0.01          0.20           -                 0.01
                                                  ------------------  ------------  ------------  -----------------
    Net loss per common share                     $           (1.35)  $     (5.07)  $     (0.14)  $          (0.32)
                                                  ==================  ============  ============  =================

    Weighted average number of shares outstanding         2,039,332       503,677     2,278,236          1,914,169
                                                  ==================  ============  ============  =================


            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the nine months ended
                                                           September 30,
                                                      --------------------------
                                                          2002          2001
                                                      ------------- ------------
Cash flows from operating activities:

Loss from continuing operations                       $ (2,760,298) $(2,590,394)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization                              -         247,040
   Issuance of common and preferred stock for services     421,888      585,500
   Issuance of common stock for compensation             2,000,000         -
   Issuance of preferred stock for rescinded
    acquisition                                             96,000         -
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                        795      495,950
    Prepaid expenses                                         3,750     (127,744)
    Security deposits                                        7,819       11,169
 Increase (decrease) in:
    Accounts payable                                         3,270      (67,564)
    Deferred revenue                                          -         (69,590)
    Customer deposits                                         -           8,584
    Accrued expenses                                        65,595      342,593
                                                      ------------- ------------
 Cash used in continuing operating activities             (161,181)  (1,164,456)
                                                      ------------- ------------
Adjustments to reconcile income from
 discontinued operations to net cash provided
 by (used in) discontinued activities:
Income from discontinued operations                         12,356      102,628
                                                      ------------- ------------
    Cash provided by discontinued operating
     activities                                             12,356      102,628
                                                      ------------- ------------
    Cash used in operating activities                     (148,825)  (1,061,828)
                                                      ------------- ------------
Cash flows from investing activities:
 Proceed from sale of property and equipment                12,250         -
 Purchase of property and equipment                           -         (83,831)
                                                      ------------- ------------
    Cash used in investing activities                       12,250      (83,831)
                                                      ------------- ------------
Cash flows from financing activities:
 Bank overdaft                                                -          21,337
 Proceeds from issuance of preferred stock                 180,000      314,999
 Proceeds from capital lease                                  -         207,816
 Due to related parties                                    (43,697)        -
 Repayment of long-term debt                                  -         (17,833)
                                                      ------------- ------------
    Cash provided by financing activities                  136,303      526,319
                                                      ------------- ------------
    Net decrease in cash                                      (272)    (619,340)

    Cash and cash equivalents at beginning of year             789      619,340
                                                      ------------- ------------
    Cash and cash equivalents at end of period        $        517  $      -
                                                      ============= ============

Supplemental disclosure of cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Accrual of dividends payable                      $     20,498  $    66,916
                                                      ============= ============
    Notes payable converted to accounts payable       $    202,894  $      -
                                                      ============= ============
    Preferred stock issued in acquisition             $     96,000  $      -
                                                      ============= ============


            See accompanying notes to unaudited financial statements

                             INVESTCO SYSTEMS, INC.

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2001 on Form 10-KSB. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

From April 2002 to August 2002, Investco sold to five investors 2,305,000 shares of Series D convertible preferred stock for $110,000.

On July 1 2002, Investco entered into an Asset Purchase Agreement with Horizon Telephone Systems, Inc relating to the purchase of the assets of its Houston, Texas sales branch office. In consideration for the purchase of the assets, Investco issued 600,000 shares of Series D Convertible Preferred Stock. The shares were valued at $96,000 the fair market value at the date of issuance. In October 2003 the Asset Purchase Agreement was rescinded. Horizon retained the 600,000 shares of Series D Convertible Preferred Stock.

On July 1, 2002, Arnold Salinas became President and CEO and received in connection with his employment 1,000,000 shares of restricted common stock. The shares were valued at $160,000, the fair market value at the date of issuance.

In August 2002 Investco issued 280,000 shares of Series D Convertible Preferred Stock in connection with consulting services provided to Investco. The shares were valued at $154,000 the fair market value at the date of issuance.

NOTE 3- RECLASSIFICATIONS

Certain amounts previously reported for 2001 have been reclassified to conform to the classifications used in 2002. Such reclassifications had no effect on the reported net loss.

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

RESULTS OF CONTINUING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2002 were $2,758,134 compared to $2,591,152 for the nine months ended September 30, 2001, an increase of $166,982 or 6%. Of the dollar increase, $924,867 represented increased salaries and commission costs primarily due to the compensation awarded the CEO; $126,000 represented increased merger and acquisition expenses; $247,039 reflects a decrease in depreciation and amortization due to the disposal of equipment in connection with the closing of the New York and Florida data centers; The closing of the data centers also resulted in a decrease of $171,272 in telephone expenses; $124,534 represented decreased insurance expenses primarily due to the reduction of the number of employees; $89,410 represented decreased professional expenses; $97,920 represented decreased rent expense in connection with the move to smaller office space and $50,370 represented a decrease in SEC expenses. The remaining increase was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Net interest expense increased by $1,800 to $2,164 for the nine months ended September 30, 2002 as compared to net interest expense of $364 for the nine months ended September 30, 2001.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $2,760,298 for the nine months ended September 30, 2002, compared to a net loss from continuing operations of $2,590,394 for the nine months ended September 30, 2001, an increase of $169,904. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2002 were $305,838, compared to $626,283 for the three months ended September 30, 2001, a decrease of $320,445 or 51%. Of the dollar decrease, $102,245 represented decreased salaries and commission costs; $185,133 represented decreased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; $78,295 reflects a decrease in depreciation and amortization due to the disposal of equipment in connection with the closing of the New York and Florida data centers; $126,000 represented increased merger and acquisition costs and the remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense decreased by $3,190 to $0 for the three months ended September 30, 2002 as compared to interest expense of $3,190 for the three months ended September 30, 2001

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $305,838 for the three months ended September 30, 2002, compared to a net loss from continuing operations of $629,473 for the three months ended September 30, 2001, a decrease of $323,635. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

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

         At September 30, 2002, Investco's current assets totaled $44,214 and current liabilities totaled $2,220,276 resulting in a negative working capital ratio. Investco had $517 cash on hand at September 30, 2002 as compared to $789 on December 31, 2001. Operating activities for the nine months ended September 30, 2002 used cash of $161,181 primarily due to the net loss of $2,760,298. Net cash provided by investing activities was $12,250, reflecting the sale of fixed assets. Financing activities provided cash in the amount of $136,303 primarily from investors.

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

     For the nine months ended September 30, 2002, Investco reported net losses from continuing operations of $2,760,298. As of September, 30, 2002, Investco had an accumulated deficit of $13,444,303, and a stockholders` deficit of $2,176,062. There can be no assurance that Investco will operate profitably in the future and that Investco will not continue to sustain losses.

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

ITEM 3.   CONTROLS AND PROCEDURES

The Chief Executive and Principal Accounting Officer is responsible for establishing and maintaining disclosure controls and procedures for the Company. Based upon such officers' evaluation of these controls and procedures as of a date within 45 days of the filing of this Quarterly Report, and subject to the limitations noted hereinafter, the Certifying Officer has concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by Investco in this Quarterly Report is accumulated and communicated to management to allow timely decisions regarding required disclosures.

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

From February 2002 to August 2002, Investco began a Series D convertible preferred stock offering, and as a result of the offering, Investco issued to six investor s 2,325,000 shares for $80,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Investco at such time as Investco amends its Certificate of Incorporation to increase its authorized capitalization. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, the investors were sophisticated in financial investments and were familiar with Investco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Investco did not pay any fees or commissions in connection with these issuances.

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

On July 1 2002, Investco entered into an Asset Purchase Agreement with Horizon Telephone Systems, Inc relating to the purchase of the assets of its Houston, Texas sales branch office. In consideration for the purchase of the assets, Investco issued 600,000 shares of Series D Convertible Preferred Stock. In October 2003 the Asset Purchase Agreement was rescinded. Horizon is to retain the 600,000 shares of Series D Convertible Preferred Stock.

On July 1, 2002, Arnold Salinas became received in connection with his employment 1,000,000 shares of restricted common stock. The shares were valued at $96,000

In August 2002 2 Investco issued 280,000 shares of Series D Convertible Preferred Stock in connection with consulting services provided to Investco. The shares were valued at $154,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, management of the firm was sophisticated in financial investments and was familiar with Investco's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Investco did not pay any fees or commissions in connection with this issuance.

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


          (b) Reports on Form 8-K:

          Form 8-K was filed on July 22, 2002 with a report date of April
          4, 2002.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on behalf by the undersigned thereunto duly authorized.

                                  INVESTCO,INC.

Dated:   April 20, 2004                     By: /s/ARNOLD SALINAS
                                                  -----------------------------
                                                  Chief Executive and Principal
                                                  Accounting Officer