Form 10QSB
period 2003-03-31
INVESTCO INC
filed 2004-04-22
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended March 31, 2003

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

                                TABLE OF CONTENTS

                                                                      PAGE
                                     PART I

Item 1.   Financial Statements:

          Balance Sheet as of March 31, 2003 (Unaudited)................1

          Statements of Operations for the Three
               Months ended March 31, 2003 and 2002 (Unaudited).........2

          Statements of Cash Flows for the Three Months ended
               March 31, 2003 and 2002 (Unaudited)......................3

          Notes to Financial Statements................................4-7

Item 2.   Management's Discussion and Analysis or Plan of Operation....8-10

Item 3.   Controls and Procedures.....................................10-11

                                     PART II

Item 1.   Legal Proceedings...........................................11-12

Item 2.   Changes in Securities.........................................12

Item 3.   Defaults Upon Senior Securities...............................12

Item 4.   Submission of Matters to a Vote of Security Holders...........12

Item 5.   Other Information.............................................12

Item 6.   Exhibits and Reports on Form 8-K..............................12

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 Investco, Inc.
                                  Balance Sheet
                                March 31, 2003
                                  (Unaudited)

                                     ASSETS


Current assets:
   Due from related parties                              $     3,500
                                                         ------------
    Total current assets                                       3,500
                                                         ------------

    Total assets                                         $     3,500
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                        1,058,001
   Accrued expenses                                          861,494
   Dividends payable                                         107,809
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,304,068
                                                         ------------


Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    3,575,000 shares issued and outstanding                    3,575
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,034,400 shares issued and outstanding        3,034
   Additional paid-in capital                             11,936,151
   Deferred compensation                                    (405,545)
   Accumulated deficit                                   (13,839,210)
                                                         ------------
    Total stockholders' deficit                           (2,300,568)
                                                         ------------
    Total liabilities and stockholders' deficit          $     3,500
                                                         ============

            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Operations
                                   (Unaudited)


                                                         For the three months
                                                            ended March 31,
                                                       -------------------------
                                                           2003         2002
                                                       ------------ ------------
Revenues                                               $      -     $      -

Cost of Revenues                                              -            -
                                                       ------------ ------------
Gross profit                                                  -            -

General and administrative                                 112,057    1,251,131
                                                       ------------ ------------
Loss from operations                                      (112,057)  (1,251,131)
                                                       ------------ ------------
Interest expense                                              -          (2,164)
                                                       ------------ ------------
Loss from continuing operations                           (112,057)  (1,253,295)

Discontinued operations:

Income from discontinued operations                           -          15,106
                                                       ------------ ------------
Total income from discontinued operations                     -          15,106
                                                       ------------ ------------
Net loss                                                  (112,057)  (1,238,189)

Less: Preferred stock dividend                              (6,757)      (6,757)
                                                       ------------ ------------
Loss available to common stockholders                  $  (118,814) $(1,244,946)
                                                       ============ ============
Basic and diluted income (loss) per common share:
Continuing operations                                      $ (0.04) $     (0.87)
Discontinued operations                                        -           0.01
                                                       ------------ -----------
Net loss per common share                                  $ (0.04) $     (0.86)
                                                       ============ ============
Weighted average number of shares
 outstanding.                                            3,034,400    1,452,208
                                                       ============ ============



            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the three months ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      ------------- ------------
Cash flows from operating activities:

Loss from continuing operations                       $   (112,057) $(1,253,295)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Issuance of common and preferred stock for services        -         101,000
   Issuance of common stock for compensation                92,207    1,000,000
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                       -          (9,013)
 Increase (decrease) in:
    Accounts payable                                          -           9,070
    Accrued expenses                                         5,126       45,098
                                                      ------------- ------------

 Cash used in continuing operating activities              (14,724)    (107,140)
                                                      ------------- ------------
Adjustments to reconcile income from
 discontinued operations to net cash provided
 by (used in) discontinued activities:
Income from discontinued operations                           -          15,106
                                                      ------------- ------------
    Cash provided by discontinued operating
     activities                                               -          15,106
                                                      ------------- ------------
    Cash used in operating activities                      (14,724)     (92,034)
                                                      ------------- ------------

Cash flows from investing activities:
 Proceed from sale of property and equipment                  -          10,950
                                                      ------------- ------------
    Cash used in investing activities                         -          10,950
                                                      ------------- ------------
Cash flows from financing activities:
  Due from related parties                                  14,724       12,273
  Proceeds from issuance of common and
  preferred stock                                              -         70,000
                                                      ------------- ------------
    Cash provided by financing activities                   14,724       82,273
                                                      ------------- ------------
    Net increase in cash                                      -           1,189

    Cash and cash equivalents at beginning of year            -             789
                                                      ------------- ------------
    Cash and cash equivalents at end of period        $       -     $     1,978
                                                      ============= ============

Supplemental disclosure of cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Accrual of dividends payable                      $      6,757  $     6,758
                                                      ============= ============
    Capital lease and notes payable converted to
     accounts payable                                 $       -     $  (202,894)
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002 on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Investco has historically incurred significant losses and has substantial negative cash flow from operations. Investco's auditors have included a paragraph in their audit report in the Company's annual financial statements for the year ended December 31, 2002, which expresses concern about Investco's ability to continue as a going concern unless it can secure additional financing.

It is recommended that the accompanying financial statements be read in conjunction with the financial statements and notes thereto included elsewhere in this filing.

NOTE 2- RECLASSIFICATIONS

Certain amounts previsouly reported for 2002 have been reclassified to conform with the classifications used in 2003. Such reclassifications had no effect on the reported net loss.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue in existence as a going concern is dependent upon its ability to generate sales and to obtain equity and/or debt financing. Management plans to pursue business development and acquisitions in the telecommunications sector. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement.

NOTE 4-RECENT ACCOUNTING PRONOUNCEMENTS

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

RESULTS OF CONTINUING OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended March 31, 2003 were $112,057, compared to $1,251,131 for the three months ended March 31, 2002, a decrease of $1,139,074 or 91%. Of the dollar decrease, $1,075,054 represented decreased salaries and commission costs primarily due to the reduction of the number of employees and $28,597 represented decreased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; The remaining decrease was attributable to other additional selling, general and administrative expenses.

INTEREST EXPENSE. Interest expense decreased by $2,164 to $0 for the three months ended March 31, 2003 as compared to interest expense of $2,164 for the three months ended March 31, 2002.

NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $112,057 for the three months ended March 31, 2003, compared to a net loss from continuing operations of $1,253,295 for the three months ended March 31, 2002, a decrease of $1,141,238. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

LIQUIDITY AND CAPITAL RESOURCES

Investco has historically incurred significant losses and has substantial negative cash flow from operations. Investco has included a footnote in its annual financial statements for the twelve months ended December 31, 2002, which expresses concern about Investco's ability to continue as a going concern unless it can secure additional financing. Investco will require additional funding to cover current operations. Investco is actively seeking additional equity financing. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement to pay for these expenses. There can be no assurances that any additional funding will be available.

At March 31, 2003, Investco's current assets totaled $3,500 and current liabilities totaled $2,304,068 resulting in a negative working capital ratio. Investco had no cash on hand at March 31, 2003 and December 31, 2002. Operating activities from continuing operations for the three months ended March31, 2003 used cash of $14,724 primarily due to the net loss of $112,057. Financing activities provided cash in the amount of $14,724 primarily from related parties.

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

For the three months ended March 31, 2003, Investco reported net losses from continuing operations of $112,057. As of March, 31, 2003, Investco had an accumulated deficit of $13,839,210, and negative stockholders` deficit of $1,839,210. There can be no assurance that Investco will operate profitably in the future and that Investco will not continue to sustain losses.

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

            None


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


          (b) Reports on Form 8-K:

          Investco did not file a current report on Form 8-K.

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