Form 10QSB
period 2003-06-30
INVESTCO INC
filed 2004-04-22
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                  For the quarterly period ended June 30, 2003

      [ ] Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from ________ to _________

                         Commission File Number 0-027073

                                  INVESTCO, INC
        (Exact name of small business issuer as specified in its charter)

               Nevada                                   87-0381511
---------------------------------                       ----------
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

                                TABLE OF CONTENTS

                                                                        PAGE
                                     PART I

Item 1.   Financial Statements:

          Balance Sheet as of June 30, 2003 (Unaudited)...................1

          Statements of Operations for the Three and Six
               Months ended June 30, 2003 and 2002 (Unaudited)............2

          Statements of Cash Flows for the Six Months ended
               June 30, 2003 and 2002 (Unaudited).........................3

          Notes to Financial Statements..................................4-5

Item 2.   Management's Discussion and Analysis or Plan of Operation......5-8

Item 3.   Controls and Procedures.........................................9

                                     PART II

Item 1.   Legal Proceedings...............................................9

Item 2.   Changes in Securities...........................................9

Item 3.   Defaults Upon Senior Securities.................................9

Item 4.   Submission of Matters to a Vote of Security Holders.............9

Item 5.   Other Information...............................................10

Item 6.   Exhibits and Reports on Form 8-K................................10

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                                 Investco, Inc.
                                  Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

                                     ASSETS


Total assets                                             $      -
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                        1,058,001
   Accrued expenses                                          861,494
   Dividends payable                                         114,642
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,310,901
                                                         ------------


Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    3,575,000 shares issued and outstanding                    3,575
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,034,400 shares issued and outstanding.       3,034
   Additional paid-in capital                             11,929,318
   Deferred compensation                                    (363,338)
   Accumulated deficit                                   (13,884,917)
                                                         ------------
    Total stockholders' deficit                           (2,310,901)
                                                         ------------
    Total liabilities and stockholders' deficit          $      -
                                                         ============

            See accompanying notes to unaudited financial statements

                                    Investco
                            Statements of Operations
                                   (Unaudited)


                                                          For the six months              For the three months
                                                            ended June 30,                    ended June 30,
                                                  --------------------------------  -------------------------------
                                                        2003             2002          2003             2002
                                                  ------------------  ------------  ------------  -----------------
    Revenues                                      $            -      $      -     $       -      $           -

    Cost of Revenues                                           -             -             -                  -
                                                  ------------------  ------------  ------------  -----------------
    Gross profit                                               -             -             -                  -

    General and administrative                              157,764     2,452,296        45,707          1,201,166
                                                  ------------------  ------------  ------------  -----------------

    Loss from operations                                   (157,764)   (2,452,296)      (45,707)        (1,201,166)
                                                  ------------------  ------------  ------------  -----------------
    Interest expense                                           -           (2,164)         -                  -
                                                  ------------------  ------------  ------------  -----------------
    Loss from continuing operations                       (157,764)    (2,454,460)      (45,707)        (1,201,166)

    Discontinued operations:

    Income (loss) from discontinued operations                -            12,356           -               (2,750)
                                                  ------------------  ------------  ------------  -----------------
    Total income (loss) from discontinued
     operations                                               -            12,356           -               (2,750)
                                                  ------------------  ------------  ------------  -----------------
    Net loss                                               (157,764)   (2,442,104)      (45,707)        (1,203,916)

    Less: Preferred stock dividend                          (13,590)      (13,590)       (6,833)            (6,833)
                                                  ------------------  ------------  ------------  -----------------
    Loss available to common stockholders         $        (171,345)  $(2,455,694)  $   (52,540)  $     (1,210,749)
                                                  ==================  ============  ============  =================
    Basic and diluted income (loss) per common
     share
    Continuing operations                         $           (0.06)  $     (1.52)  $     (0.02)  $          (0.59)
    Discontinued operations                                     -            0.01           -                (0.01)
                                                  ------------------  ------------  ------------  -----------------
    Net loss per common share                     $           (0.06)  $     (1.51)  $     (0.02)  $          (0.60)
                                                  ==================  ============  ============  =================

    Weighted average number of shares outstanding         3,034,400     1,622,893     3,034,400          2,034,400
                                                  ==================  ============  ============  =================


            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the six months ended
                                                               June 30,
                                                      --------------------------
                                                          2003          2002
                                                      ------------- ------------
Cash flows from operating activities:

Loss from continuing operations                       $   (157,764) $(2,454,460)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Issuance of common and preferred stock for services        -         250,000
   Issuance of common stock for compensation               134,414    2,000,000
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                       -             795
    Prepaid expenses                                          -           3,750
    Security deposits                                         -           7,819
 Increase (decrease) in:
    Accounts payable                                          -           3,270
    Accrued expenses                                         5,126       65,595
                                                      ------------- ------------
 Cash used in continuing operating activities              (18,224)    (123,231)
                                                      ------------- ------------
Adjustments to reconcile income from
 discontinued operations to net cash provided
 by (used in) discontinued activities:
Income from discontinued operations                           -          12,356
                                                      ------------- ------------
    Cash provided by discontinued operating
     activities                                               -          12,356
                                                      ------------- ------------
    Cash used in operating activities                      (18,224)    (110,875)
                                                      ------------- ------------
Cash flows from investing activities:
 Proceed from sale of property and equipment                  -          12,250
                                                      ------------- ------------
    Cash provided by investing activities                     -          12,250
                                                      ------------- ------------
Cash flows from financing activities:
 Due from related parties                                   18,224        3,353
 Proceeds from issuance of common and
  preferred stock, net                                        -          95,000
                                                       ------------- -----------
    Cash provided by financing activities                   18,224       98,353
                                                      ------------- ------------
    Net decrease in cash                                      -            (272)

    Cash and cash equivalents at beginning of year            -             789
                                                      ------------- ------------
    Cash and cash equivalents at end of period        $       -     $       517
                                                      ============= ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Accrual of dividends payable                      $     13,590  $    13,590
                                                      ============= ============
    Capital lease and note payable converted to
     accounts payable                                 $       -     $   202,894
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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002 on Form 10-KSB. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

RESULTS OF CONTINUING OPERATIONS

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the six months ended June 30, 2003 were $157,764, compared to $2,452,296 for the six months ended June 30, 2002, a decrease of $2,294,532 or 94%. Of the dollar decrease, $2,100,764 represented decreased salaries and commission costs primarily due to the reduction of the number of employees and $149,732 represented decreased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; The remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense decreased by $2,164 to $0 for the six months ended June 30, 2003 as compared to interest expense of $2,164 for the six months ended June 30, 2002.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $157,764 for the six months ended June 30, 2003, compared to a net loss from continuing operations of $2,454,460 for the six months ended June 30, 2002, a decrease of $2,296,696. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended June 30, 2002 were $1,201,166, compared to $45,707 for the three months ended June 30, 2003, a decrease of $1,155,459 or 96%. Of the dollar decrease, $1,025,710 represented decreased salaries and commission primarily due to the reduction of the number of employees and $121,225 represented decreased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities. The remaining decrease was attributable to other additional selling, general and administrative expenses.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $45,707 for the three months ended June 30, 2003, compared to a net loss of $1,201,166 for the three months ended June 30, 2002, a decrease of $1,155,459. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding

LIQUIDITY AND CAPITAL RESOURCES

        Investco has historically incurred significant losses and has substantial negative cash flow from operations. Investco has included a footnote in its annual financial statements for the twelve months ended December 31, 2002, which expresses concern about Investco's ability to continue as a going concern unless it can secure additional financing. Investco will require additional funding to cover current operations. . Investco is actively seeking additional equity financing. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement to pay for these expenses. There can be no assurances that any additional funding will be available.

         At June 30, 2003, Investco's had no current assets and current liabilities totaled $2,310,901 resulting in a negative working capital ratio. Investco had no cash on hand at June 30, 2003 and December 31, 2002. Operating activities from continuing operations for the six months ended June 30, 2003 used cash of $18,224 primarily due to the net loss of $157,764. Financing activities provided cash in the amount of $18,224 from related parties.

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

     For the six months ended June 30, 2003, Investco reported net losses from continuing operations of $157,764. As of June, 30, 2003, Investco had an accumulated deficit of $13,884,917, and stockholders` deficit of $2,310,901. There can be no assurance that Investco will operate profitably in the future and that Investco will not continue to sustain losses.

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

     On November 24, 2003, Robert G Mahony, Administrative Law Judge ordered that the registration of all securities of Investco, Inc. is revoked. This Initial Decision shall become effective in accordance with and subject to the provisions of Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss.
201.360. Pursuant to that rule, a petition for review of this Initial Decision may be filed within twenty-one days after service of the Initial Decision. It shall become the final decision of the Commission as to each party who has not filed a petition for review pursuant to 17 C.F.R. ss. 201.360(d)(1) within twenty-one days after service of the Initial Decision upon it, unless the Commission, pursuant to Rule 360(b)(1) of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360(b)(1), determines on its own initiative to review this Initial Decision as to any party.

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

                                  INVESTCO,INC.

Dated:   April 20, 2004               By: /s/ARNOLD SALINAS
                                        -------------------------------------
                                        Chief Executive and Financial Officer