Form 10QSB
period 2003-09-30
INVESTCO INC
filed 2004-04-22
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                For the quarterly period ended September 30, 2003

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

                                TABLE OF CONTENTS

                                                                       PAGE
                                     PART I

Item 1.   Financial Statements:

          Balance Sheet as of September 30, 2003 (Unaudited).............1

          Statements of Operations for the Three and Nine
               Months ended September 30, 2003 and 2002 (Unaudited)......2

          Statements of Cash Flows for the Nine Months ended
               September 30, 2003 and 2002 (Unaudited)...................3

          Notes to Financial Statements.................................4-7

Item 2.   Management's Discussion and Analysis or Plan of Operation.....8-11

Item 3.   Controls and Procedures.......................................8-11

                                     PART II

Item 1.   Legal Proceedings..............................................12

Item 2.   Changes in Securities..........................................12

Item 3.   Defaults Upon Senior Securities................................13

Item 4.   Submission of Matters to a Vote of Security Holders............13

Item 5.   Other Information..............................................13

Item 6.   Exhibits and Reports on Form 8-K...............................13

Signatures

Certification

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:

                                 Investco, Inc.
                                  Balance Sheet
                               September 30, 2003
                                  (Unaudited)

                                     ASSETS


Current assets:
   Due from related parties                              $     6,100
                                                         ------------
    Total current assets                                       6,100
                                                         ------------

   Total assets                                         $      6,100
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $      -
   Accounts payable                                        1,058,001
   Accrued expenses                                          851,494
   Dividends payable                                         121,549
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,285,884
                                                         ------------


Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    3,750,000 shares issued and outstanding                    3,750
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,034,400 shares issued and outstanding.       3,034
   Additional paid-in capital                             11,939,736
   Deferred compensation                                    (321,131)
   Accumulated deficit                                   (13,928,524)
                                                         ------------
    Total stockholders' deficit                           (2,301,708)
                                                         ------------
    Total liabilities and stockholders' deficit          $   (15,824)
                                                         ============

            See accompanying notes to unaudited financial statements

                                    Investco
                            Statements of Operations
                                   (Unaudited)


                                                         For the nine months              For the three months
                                                         ended September 30,               ended September 30,
                                                  --------------------------------  -------------------------------
                                                        2003             2002          2003             2002
                                                  ------------------  ------------  ------------  -----------------
    Revenues                                      $            -      $      -     $       -      $           -

    Cost of Revenues                                           -             -             -                  -
                                                               -             -             -                  -

    Gross profit                                               -             -             -                  -

    General and administrative                              201,371     2,758,134        43,607            305,838
                                                  ------------------  ------------  ------------  -----------------

    Loss from operations                                   (201,371)   (2,758,134)      (43,607)          (305,838)
                                                  ------------------  ------------  ------------  -----------------

    Interest expense                                           -           (2,164)         -                  -
                                                   -----------------   ------------  ------------  -----------------

    Loss from continuing operations                        (201,371)    (2,760,298)      (43,607)         (305,838)

    Discontinued operations:

    Income from discontinued operations                        -           12,356           -                 -
                                                  -----------------   ------------  ------------  -----------------

    Total income (loss) from discontinued
     operations                                                -           12,356           -                 -
                                                  -----------------   ------------  ------------  -----------------

    Net loss                                               (201,371)   (2,747,942)      (43,607)          (305,838)
    Less: Preferred stock dividend                          (20,498)      (20,498)       (6,908)            (6,908)
                                                  ------------------  ------------  ------------  -----------------
    Loss available to common stockholders         $        (221,869)  $(2,768,440)  $   (50,515)  $       (312,746)
                                                  ==================  ============  ============  =================
    Basic and diluted income (loss) per common
     share
    Continuing operations                         $           (0.07)  $     (1.36)  $     (0.02)  $          (0.14)
    Discontinued operations                       $             -     $      0.01   $       -     $            -
                                                  ------------------  ------------  ------------  -----------------
    Net loss per common share                     $           (0.07)  $     (1.35)  $     (0.02)  $          (0.14)
                                                  ==================  ============  ============  =================

    Weighted average number of shares outstanding         3,034,400     2,039,332     3,034,400          2,278,236
                                                  ==================  ============  ============  =================


            See accompanying notes to unaudited financial statements

                                 Investco, Inc.
                             Statement of Cash Flow
                                   (Unaudited)

                                                     For the nine months ended
                                                           September 30,
                                                      --------------------------
                                                          2003          2002
                                                      ------------- ------------
Cash flows from operating activities:

Loss from continuing operations                       $   (201,371) $(2,760,299)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Issuance of common and preferred stock for services        -         421,888
   Issuance of common stock for compensation               176,621    2,000,000
   Issuance of preferred stock for acquisition
    written off                                               -          96,000
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                       -             795
    Prepaid expenses                                          -           3,750
    Security deposits                                         -           7,819
 Increase (decrease) in:
    Accounts payable                                          -           3,270
    Accrued expenses                                        (4,874)      65,596
                                                      ------------- ------------

 Cash used in continuing operating activities               (29,624)   (161,181)
                                                      ------------- ------------

Adjustments to reconcile income from
 discontinued operations to net cash provided
 by  (used in) discontinued activities:
Income from discontinued operations                           -          12,356
                                                      ------------- ------------
    Cash provided by discontinued operating
     activities                                               -          12,356
                                                      ------------- ------------

    Cash used in operating activities                      (29,624)    (148,825)
                                                      ------------- ------------

Cash flows from investing activities:
 Proceed from sale of property and equipment                  -          12,250
                                                      ------------- ------------
    Cash used in investing activities                         -          12,250
                                                      ------------- ------------

Cash flows from financing activities:
 Due to related parties                                     12,124      (43,697)
 Proceeds from issuance of preferred stock                  17,500      180,000
                                                      ------------- ------------
    Cash provided by financing activities                   29,624      136,303
                                                      ------------- ------------

    Net decrease in cash                                      -            (272)

    Cash and cash equivalents at beginning of year            -             789
                                                      ------------- ------------

    Cash and cash equivalents at end of period        $       -     $       517
                                                      ============= ============

Supplemental disclosure of cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Accrual of dividends payable                      $     20,497  $    20,498
                                                      ============= ============
    Accounts payable converted to notes payable       $       -     $   202,894
                                                      ============= ============
    Preferred stock issued in acquisition             $       -     $    96,000
                                                      ============= ============


            See accompanying notes to unaudited financial statements

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

These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's Annual Financial Statements for the year ended December 31, 2002 on Form 10-KSB. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

NOTE 2 - STOCKHOLDERS' DEFICIT

During September 2003 to October 2003, Investco sold to seven investors 225,000 shares of Series D convertible preferred stock for $22,500.

NOTE 3- RECLASSIFICATIONS

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

         Investco will require additional funding to pay its current operating expenses. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock during the next three months by private placement to pay for these expenses .There can be no assurances, however, that Investco will be able to complete any offerings.

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

RESULTS OF CONTINUING OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the nine months ended September 30, 2003 were $201,371, compared to $2,758,134 for the nine months ended September 30, 2002, a decrease of $2,556,763 or 93%. Of the dollar decrease, $2,100,764 represented decreased salaries and commission costs primarily due to the reduction of the number of employees; $126,000 represented decreased merger and acquisition expenses and $279,413 represented decreased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; The remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense decreased by $2,164 to $0 for the nine months ended September 30, 2003 as compared to interest expense of $2,164 for the nine months ended September 30, 2002.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $201,371 for the nine months ended September 30, 2003, compared to a net loss from continuing operations of $2,760,298 for the nine months ended September 30, 2002, a decrease of $2,558,927. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the three months ended September 30, 2003 were $43,607, compared to $305,838 for the three months ended September 30, 2002, a decrease of $262,231 or 86%. Of the dollar decrease, $126,000 represented decreased merger and acquisition costs and $129,681 represented decreased consulting services related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities; The remaining decrease was attributable to other additional selling, general and administrative expenses.

          NET LOSS. As a result of the foregoing, Investco reported a net loss from continuing operations of $43,607 for the three months ended September 30, 2003, compared to a net loss from continuing operations of $305,838 for the three months ended September 30, 2002, a decrease of $262,231. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding

LIQUIDITY AND CAPITAL RESOURCES

        Investco has historically incurred significant losses and has substantial negative cash flow from operations. Investco has included a footnote in its annual financial statements for the twelve months ended December 31, 2002, which expresses concern about Investco's ability to continue as a going concern unless it can secure additional financing. Investco will require additional funding to cover current operations. Investco is actively seeking additional equity financing. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock during the next three months by private placement to pay for these expenses. There can be no assurances that any additional funding will be available.

         At September 30, 2003, Investco's current assets totaled $6,100 and current liabilities totaled $2,285,884 resulting in a negative working capital ratio. Investco had no cash on hand at September 30, 2003 and December 31, 2002. Operating activities for the nine months ended September 30, 2003 used cash of $29,624 primarily due to the net loss of $201,371 Financing activities provided cash in the amount of $29,624 primarily from investors.

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

         For the nine months ended September 30, 2003, Investco reported net losses from continuing operations of $201,371. As of September, 30, 2003, Investco had an accumulated deficit of $13,928,524, and stockholders`deficit of $2,301,708. There can be no assurance that Investco will operate profitably in the future and that Investco will not continue to sustain losses.

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

ITEM 2.   CHANGES IN SECURITIES

         From September 2003 to October 2003, Investco sold to seven investors 225,000 shares of Series D convertible preferred stock for $22,500. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Investco's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Investco in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Intraco did not pay any fees or commissions in connection with these issuances

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

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