Form 10KSB
period 2001-12-31
INVESTCO INC
filed 2004-07-27
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001,

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-27073

                                   FINAO INC.
                 (Name of Small Business Issuer in its charter)

                 Nevada                                87-0381511
                ---------                            --------------
     (State or Other Jurisdiction of               (I.R.S. Employer
      Incorporation or Organization)              Identification No.)

         9444 Old Katy Road Suite 100 Houston, Texas           77055
         -------------------------------------------         ----------
          (Address of Principal Executive Offices)           (Zip Code)

         Issuer's Telephone Number, Including Area Code: (561) 750-6575
                                                         --------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [  ]   No  [X ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of the issuer's Common Stock, $.001 par value, held by non-affiliates on December 31,2003 was approximately $0.

As of March 31, 2004, there were 3,034,400 shares of the issuer's Common Stock, $.001 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None.

Transitional Small Business Disclosure Format (check one):  Yes ___ No _X_

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

OVERVIEW

Finao Inc. ("Finao"), formerly known as Investco, Inc., and prior to that known as Intraco Systems, Inc., was an information technology, data and voice service provider. In January 2001, management eliminated its systems/networks and service contract units to focus all of Finao's resources towards providing speech recognition products and services. In July 2002, Finao discontinued its speech recognition products and services business. Finao plans to pursue business development and acquisitions in the telecommunications sector.

EMPLOYEES

As of December 31, 2001, Finao had a total staff of 6 employees. No employees are represented by a labor union or subject to a collective bargaining agreement.

ITEM 2. DESCRIPTION OF PROPERTY

Finao's corporate headquarters as of September 28, 2003, is located in approximately 4,000 square feet of leased office space in Houston, Texas. The lease expires in 2004. Finao believes that its current headquarters location is suitable for the next year.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading under the symbol "INSY" on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. on April 29, 1999. On January 29, 2002, the symbol was changed to "IVSO" due to a one for one hundred reverse stock split of the common stock. All references to our common stock have been affected for this reverse stock split. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations listed below are the high and low closing prices and were obtained from the OTC Bulletin Board.

Quarter Ended                      High                         Low
-------------------      -------------------------    ------------------------
March 31,2000                     $8.850                       $1.500
June 30, 2000                     $5.687                       $1.562
September 30, 2000                $3.000                       $1.031
December 31, 2000                 $1.250                       $1.156
March 31, 2001                    $0.780                       $1.160
June 30, 2001                     $0.400                       $0.800
September 30, 2001                $0.090                       $0.020
December 31, 2001                 $0.120                       $0.030

HOLDERS

As of March 31, 2004, there were approximately 458 holders of record of Investco's common stock.

DIVIDEND POLICY

Finao paid aggregate dividends $27,084 on its Series A Convertible Redeemable Preferred Stock in 2000. Finao is obligated under an agreement with its Series A Convertible Redeemable Preferred stockholders to pay dividends for the first twelve months after issuance regardless of earnings.

Finao has not paid any cash dividends on its Common Stock since its inception. Finao presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. Future dividend policy will depend on Finao's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

SALES OF UNREGISTERED SECURITIES

     In January 2001, Finao issued 50 shares of common stock to a preferred shareholder who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

     In March 2001, Finao issued 137 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under Finao's stock option plan in connection with the person's employment with Intraco. Intraco did not receive any proceeds from the exercise of options because the option holder used the cashless exercise method. The shares issued were valued at $10,251. The shares were issued pursuant to exemptions from registration under Section 3(a)(9) and 4(2) of the Securities Act. The employee had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and was familiar with Finao's operations and financial condition. Finao did not pay any fees or commissions in connection with this issuance.

      In March 2001, Finao issued 6,120 shares of common stock for $61,200 to two investors who exercised their warrants. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, the investors were sophisticated in financial investments and were familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Finao did not pay any fees or commissions in connection with these issuances.

      In April 2001, Finao issued 680 shares of common stock to three investors who exercised warrants having an exercise price of $0.10 per share. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, the investors were sophisticated in financial investments and were familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Finao did not pay any fees or commissions in connection with these issuances.

      In April 2001, Finao issued 15,000 shares of common stock to Titlest Investments and 15,000 shares of common stock to SBZ Investments in connection with consulting services provided to Finao. The shares were valued at $150,000 The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firms were sophisticated in financial investments and were familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Finao did not pay any fees or commissions in connection with these issuances.

      From April 2001 to July 2001, Finao issued 1,073,500 shares of common stock for $247,000 to six investors of which 50,000 shares were purchased by Robert Hildreth, Finao's Chairman of the Board. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Finao in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Finao did not pay any fees or commissions in connection with these issuances.

      In June 2001, Finao issued 7,949 shares of common stock to Broad and Cassel, its legal counsel, in connection with legal services provided to Finao. The shares were valued at $124,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

      In July 2001, Finao issued 12,000 shares of common stock to Zurich
Mutual S.A., in connection with consulting services provided to Finao. The shares were valued at $90,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

      In July 2001, Finao issued 14,000 shares of common stock to Albedo Investments Ltd. S.A., in connection with consulting services provided to Finao. The shares were valued at $84,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

      In July 2001, Finao issued 15,000 shares of common stock to Vestar Capital Corp. in connection with consulting services provided to Finao. The shares were valued at $97,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

       In July 2001, Finao issued 5,000 shares of common stock to FHC Corp.
in connection with consulting services provided to Finao. The shares were valued at $40,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

      In October 2001, Finao began a Series E convertible preferred stock offering, and as a result of the offering, Finao issued to one investor 50,000 shares at $2.00 per share for $100,000. Holders have the right to convert the Series E preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The initial conversion rate shall be on a one-to-one basis, and shall be subject to proportional stock splits, stock dividends, and reverse stock splits. The shares of Series E preferred stock shall be subject to redemption, in whole or in part, at any time and from time to time, at the option of the Company, at the stated Preference Value per share. To Finao's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Finao in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Finao did not pay any fees or commissions in connection with this sale.

     In November 2001, Finao de-registered 46,000, shares of common stock held by Albedo Investments Limited S.A. (14,000 shares), Zurich Mutual S.A. (12,000 shares), Vestar Capital Corp. (15,000 shares), and FHIC Corp. (5,000 shares). The 5,000 shares issued to FHIC were cancelled due to non performance of the consulting agreement.

      In December 2001, Finao sold to one investor, 12,500 shares of Series E convertible preferred shares at $2.00 per share for $25,000. To Finao's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Finao in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Finao did not pay any fees or commissions in connection with this sale.

      In February 2000, Finao sold 1,600 restricted shares of common stock and warrants to purchase 300 restricted shares of common stock for $200,000 to one accredited investor. The sale was exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To Finao's knowledge, the investor was sophisticated in financial investments and received a variety of financial and other information about Finao in connection with the investor's due diligence. No public solicitation or general advertising was done in connection with this offering. Finao did not pay any fees or commissions in connection with this sale.

      In March 2000, Finao sold 34,736 units for $4,805,799 net of fees and expenses to a total of 11 accredited investors. Each unit consisted of one restricted share of common stock and one warrant to purchase one restricted share of common stock. The sale of the units was exempt from registration under the Securities Act pursuant to Section 4(2) thereof and was made pursuant to a term sheet and unit purchase agreement. In addition to Finao's representations in the purchase agreement, the investors were provided with a variety of financial and other information about Finao in connection with their due diligence. No public solicitation or general advertising was done in connection with this offering. Finao issued a warrant to purchase 2,100 restricted shares of common stock, 1,966 restricted shares of common stock and a warrant to purchase 1,966 restricted shares of common stock and paid a cash fee of $381,200 as a commission for this sale and paid legal, accounting and other miscellaneous expenses of $67,323.

     In April 2000, Finao issued 62 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under Finao's stock option plan in connection with the person's employment with Finao. Finao did not receive any proceeds from the exercise of options because the option holder used the cashless exercise method. The shares were valued at $22,068. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) and 4(2) of the Securities Act. The employee had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and was familiar with Finao's operations and financial condition. Finao did not pay any fees or commissions in connection with this issuance.

     From April 2000, to June 2000, Finao issued 20 shares of restricted common stock to Mark Wachs Associates, a public relations firm, in connection with services provided to Finao. The shares issued were valued at $8,188. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

     In June 2000, Finao issued 525 shares of restricted common stock to four former employees upon the employees' exercise of stock options granted to the employees under Finao's stock option plan in connection with their employment with Finao. Finao did not receive any proceeds from the exercise of the options because the option holders used the cashless exercise method. The stock options were valued at an aggregate of $150,625. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. The individuals had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and were familiar with Finao's operations and financial condition. Finao did not pay any fees or commissions in connection with these issuances.

     In August 2000, Finao issued 365 shares of restricted common stock to two former employees upon the employees' exercise of stock options granted to the employees under Finao's stock option plan in connection with their employment with Finao. Finao did not receive any proceeds from the exercise of the options because the option holders used the cashless exercise method. The stock options were valued at an aggregate of $125,625. The shares were issued pursuant to an exemption from registration under Sections 3(a)(9) and 4(2) of the Securities Act. The individuals had access to the Company's reports filed pursuant to the Exchange Act and a copy of the stock option plan and were familiar with Finao's operations and financial condition. Finao did not pay any fees or commissions in connection with these issuances.

     In December 2000, Finao issued 100 shares of restricted common stock to First American Ventures, a financial consultant, in connection with services provided to Finao. The shares issued were valued at $2,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

     From February 2000, to October 2000, Finao issued 4,883 shares of common stock to preferred shareholders who converted a like number of shares of preferred stock. The shares were issued pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis in conjunction with the consolidated financial statements and the notes included elsewhere in this report.

OVERVIEW

         Finao was an information technology, data and voice service provider. Its products and services included computer hardware, computer networks, speech recognition products and services, and voice-activated products and services. Finao discontinued its speech recognition products and services business and plans to pursue business development and acquisitions in the telecommunications sector.

         Finao will require additional funding to pay its current operating expenses. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock during the next three months by private placement to pay for these expenses. There can be no assurances, however, that Finao will be able to complete any offerings.

         Finao was incorporated in Florida in March 1990. In April 1999, it completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to the share exchange, all of the outstanding shares of Finao capital stock were exchanged for 10,531,500 Custom Touch shares. Thereafter, Custom Touch changed its name to Investco, Inc.

RESULTS OF CONTINUING OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2001, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2000.

        The discussion of results of continuing operations excludes the results of the discontinued operations for all periods.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve months ended December 31, 2001, were $3,523,272 compared to $5,440,387 for the twelve months ended December 31, 2000, a decrease of $1,917,115, or 35%. Of the dollar decrease, $1,474,769 represented decreased salaries and commission costs, $148,903 represented decreased travel and entertainment expenses, $69,693 represented decreased telephone expenses, $65,837 represented decreased office supplies and $63,784 represented decreased insurance costs primarily due to the reduction of the number of employees; $266,033 represented decreased marketing and investor relations expenses; $74,700 represented a decrease in recruiting fees; $177,143 reflects increased levels of depreciation and amortization due to capital investments; $98,400 represented a one time charge for settlement of an employment contract; $353,993 represented increased consulting expenses related to corporate development, advice regarding possible reorganization and financial planning, introductions to strategic partners, strategic investors, merger and joint venture opportunities. The remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense, net of interest income, decreased by $84,187 to $4,266 for the twelve months ended December 31, 2001, as compared to net interest income of $79,921 for the twelve months ended December 31, 2000.

          NET LOSS. As a result of the foregoing, Finao reported a net loss from continuing operations of $3,506,704 for the twelve months ended December 31, 2001, compared to a net loss of $5,345,789 for the twelve months ended December 31, 2000, a decrease of $1,839,085. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

        ACCOUNTS RECEIVABLE. Accounts receivable decreased $515,259, or 99%, to $795 for the twelve months ended December 31, 2001; from $516,054 for the twelve months ended December 31, 2000. This decrease resulted from the reduction in revenue due to the discontinuing of systems/networks and service contracts products.

LIQUIDITY AND CAPITAL RESOURCES

        Finao has historically incurred significant losses and has substantial negative cash flow from operations. Finao has included a footnote in its annual financial statements for the twelve months ended December 31, 2001, which expresses concern about Finao's ability to continue as a going concern unless it can secure additional financing. Finao will require additional funding to cover current operations. Finao is actively seeking additional equity financing. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock during the next three months by private placement to pay for these expenses. There can be no assurances that any additional funding will be available.

         At December 31, 2001, Finao's current assets totaled $5,334 and current liabilities totaled $2,015,627 resulting in a negative working capital ratio. Finao had long-term liabilities of $115,286 at December 31, 2001. Finao had $789 in cash on hand at December 31, 2001, compared to $619,340 at December 31, 2000. Operating activities for continuing operations for the twelve months ended December 31, 2001, used cash of $1,124,859 primarily due to the net loss of $3,506,704. Net cash used in investing activities was $84,106, reflecting the purchase of fixed assets. Financing activities provided cash in the amount of $461,924 primarily due to issuance of capital stock of $440,000

         Finao will require additional funding. Management is actively seeking to raise additional investment capital and intends to offer and sell an additional 500,000 shares of convertible preferred stock during the next three months by private placement. Finao has no material commitments for capital expenditures at the present time. Management is in negotiations with potential investors. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Finao.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     Certain important factors may affect Finao's actual results and could cause those results to differ materially from any forward-looking statements made in this Annual Report on Form 10-KSB or that are otherwise made by Finao or on its behalf. "Forward-looking statements" are not based on historical facts and are typically phrased using words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" and similar expressions or variations.

      Differences in actual results may be caused by factors such as those discussed below, as well as those discussed elsewhere in this report and in Investco's filings with the SEC.

      Although Finao believes that the expectations reflected in the forward-looking statements are reasonable, Finao cannot guarantee that they will be achieved. Except as applicable law requires, Finao does not intend to update any of the forward-looking statements to conform these statements to actual results.

     Any or all forward-looking statements in this document and in any other public statements made may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. In addition to general economic conditions, many factors mentioned in the discussion below will be important in determining future results.

     Neither Finao nor its management undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. The reader is advised, however, to consult any further disclosures made on related subjects in Finao's future filings with the SEC.

     For the twelve months ended December 31, 2001, Finao reported net losses from continuing operations of $3,506,704. As of December 31, 2001, Investco had an accumulated deficit of $10,696,360, and stockholders` deficit of $2,105,510. There can be no assurance that Finao will operate profitably in the future and that Finao will not continue to sustain losses.

     Finao will need additional capital in order to continue its operations. Finao will require additional funding. Management is actively seeking to raise additional investment capital and intends to offer and sell an additional 500,000 shares of convertible preferred stock during the next three months by private placement. Finao cannot be certain that any additional financing will be available to them when needed and if available, whether it will be on favorable terms. In addition, if Finao raises additional funds through the issuance of equity, the securities may have rights, preferences or privileges senior to those of the rights of its current shareholders and its shareholders may experience additional dilution.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


FINAO INC. (formerly known as Investco, Inc.)



Independent Auditors' Report..........................................F-2

Balance Sheet.........................................................F-3

Statement of Operations...............................................F-4

Statement of Stockholders' Deficit....................................F-5

Statement of Cash Flows...............................................F-6

Notes to Financial Statements......................................F-7 - F-14

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Finao Inc.


We have audited the accompanying balance sheet of Finao Inc. (formerly known as Investco, Inc.) as of December 31, 2001, and the related statement of operations, stockholders' deficit and cash flows for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Finao Inc. (formerly known as Investco, Inc.)as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $10,696,360 as of December 31, 2001 and had net losses available to common shareholders and cash used in continuing operations of $4,206,346 and $1,124,859 respectively, for the year ended December 31, 2001. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Sherb & Co., LLP
                                                    ----------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
October 29, 2003

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                                  Balance Sheet
                                December 31, 2001

                                     ASSETS


Current assets:
   Cash                                                  $       789
   Accounts receivable, net                                      795
   Prepaid expenses                                            3,750
                                                         ------------
    Total current assets                                       5,334
                                                         ------------


Property and equipment, net                                   12,250

Other assets:
   Deposits                                                    7,819
                                                         ------------

    Total other assets                                         7,819
                                                         ------------


    Total assets                                         $    25,403
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                          851,837
   Accrued expenses                                          725,771
   Capital lease payable                                      66,293
   Note payable                                               21,315
   Dividends payable                                          73,647
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,015,627
                                                         ------------


Capital lease payable                                        115,286

Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    62,500 shares issued and outstanding                          63
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 1,334,400 shares issued and outstanding        1,334
   Additional paid-in capital                              8,588,189
   Accumulated deficit                                   (10,696,360)
                                                         ------------

    Total stockholders' deficit                           (2,105,510)
                                                         ------------

    Total liabilities and stockholders' deficit          $    25,403
                                                         ============

                 See accompanying notes to financial statements
                                       F-3

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                             Statement of Operations
                          Year Ended December 31, 2001





Revenues                                                 $      -

Cost of Revenues                                                -
                                                         ------------


Gross profit                                                    -

General and administrative                                 3,523,272
                                                         ------------

Loss from operations                                      (3,523,272)

Interest income                                                4,028

Interest expense                                              (8,294)

Other income                                                  20,834
                                                         ------------


Loss from continuing operations                           (3,506,704)

Discontinued operations:

Loss on disposal of assets                                  (754,485)

Income from discontinued operations                          128,490
                                                         ------------


Total loss from discontinued operations                     (625,995)
                                                         ------------


Net loss                                                  (4,132,699)
Less: Preferred stock dividend                               (73,647)
                                                         ------------

Loss available to common stockholders                    $(4,206,346)
                                                         ============
Basic and diluted income (loss) per common share:
Continuing operations                                    $     (4.52)
Discontinued operations                                        (0.79)
                                                         ------------

Net loss per common share                                $     (5.31)
                                                         ============


Weighted average number of shares
 outstanding.                                                792,719
                                                         ============



                 See accompanying notes to financial statements
                                       F-4

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                       Statement of Stockholders' Deficit
                          Year Ended December 31, 2001


                             Preferred     Preferred       Preferred
                              Stock A       Stock B         Stock E     Common Stock    Additional
                          -------------- -------------- -------------- ----------------   Paid-in     Accumulated
                          Shares  Amount Shares  Amount Shares  Amount  Shares   Amount   Capital      Deficit        Total
                          ------- ------ ------- ------ ------- ------ --------- ------ ------------ ------------- ------------
Balance at December 31,
 2000                     396,500 $ 397  872,100 $ 872    -     $-       174,965 $  175 $ 7,337,553  $ (6,563,661) $   775,336


Conversion of preferred
 stock to common stock     (5,000)   (5)    -     -       -      -            50   -              5          -            -

Exercise of options          -     -        -     -       -      -           136   -           -             -            -

Exercise of warrants         -     -        -     -       -      -         6,800      7      67,993          -          68,000

Issuance of common stock
 for services                -     -        -     -       -      -        71,000     71     421,429          -         421,500

Issuance of stock options    -     -        -     -       -      -          -      -        340,000          -         340,000

Issuance of common stock     -     -        -     -       -      -     1,073,500  1,073     245,927          -         247,000

Issuance of preferred
 stock                       -     -        -     -     62,500     63       -      -        124,937          -         125,000

Dividends accrued            -     -        -     -       -      -          -      -        (73,646)         -         (73,646)

Issuance of common stock
 for debt                    -     -        -     -       -      -         7,949      8     123,991          -         123,999

Net loss for the year        -     -        -     -       -      -          -      -                   (4,132,699)  (4,132,699)
                          ------- ------ ------- ------ ------- ------ --------- ------ ------------ ------------- ------------
Balance at December 31,
 2001                     391,500 $ 392  872,100 $  872  62,500 $  63  1,334,400 $1,334 $ 8,588,189 $(10,696,360) $(2,105,510)
                          ======= ====== ======= ====== ======= ====== ========= ====== =========== ============= ============





                 See accompanying notes to financial statements
                                       F-5

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                             Statement of Cash Flow
                               December 31, 2001



Cash flows from operating activities:

Loss from continuing operations                                    $ (3,506,704)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization                                        395,260
   Issuance of common stock for services                                545,500
   Issuance of stock options                                            340,000
   Changes in operating assets and liabilities:
(Increase) decrease in:
    Accounts receivable                                                 515,259
    Prepaid expenses                                                     76,062
    Security deposits                                                     8,823
 Increase (decrease) in:
    Accounts payable                                                    165,638
    Deferred revenue                                                   (107,406)
    Customer deposits                                                   (11,127)
    Accrued expenses                                                    453,836
                                                                   -------------

 Cash used in continuing operating activities                        (1,124,859)
                                                                   -------------

Adjustments to reconcile income from discontinued
 operations to net cash provided by (used in)
 discontinued activities:
Income from discontinued operations                                     128,490
                                                                   -------------

    Cash provided by discontinued operating activities                  128,490
                                                                   -------------

    Cash used in operating activities                                  (996,369)
                                                                   -------------

Cash flows from investing activities:
 Purchase of property and equipment                                     (84,106)
                                                                   -------------


    Cash used in investing activities                                   (84,106)
                                                                   -------------

Cash flows from financing activities:
 Bank overdraft                                                          21,924
 Proceeds from issuance of common and
  preferred stock, net                                                  440,000
                                                                   -------------

    Cash provided by financing activities                               461,924
                                                                   -------------

    Net decrease in cash                                               (618,551)

    Cash, beginning of year                                             619,340
                                                                   -------------

    Cash, end of year                                              $        789
                                                                   =============

Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                                       $       -
                                                                   =============

    Income Taxes                                                   $       -
                                                                   =============


NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Unpaid costs associated with the issuance of common stock      $       -
                                                                   =============

    Accrual of dividends payable                                   $     73,646
                                                                   =============
    Accounts payable converted to note payable                     $    171,571
                                                                   =============


                 See accompanying notes to financial statements.
                                       F-6

FINAO INC. (formerly known as Investco, Inc.)
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Investco, Inc, formerly known as Intraco Systems Inc. was incorporated in Florida in March 1990. In April 1999, Custom Touch Electronics ("CTE"), a public shell, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a re-capitalization of the Company. The exchange ratio of common shares was one-for-one. The estimated fair market value of the net assets acquired was $1,005. Costs associated with this re-capitalization totaled $283,151. As a result of the re-capitalization, the Company is now authorized to issue 100,000,000 shares of common stock. Following the share exchange, the former stockholders of CTE owned 24,295 shares of common stock of the Company. The Company is now a Nevada corporation

Investco was an information technology, data and voice service provider offering comprehensive commercial services that enabled customers to eliminate or replace all on-site telephone, data systems and server applications. In July 2002, Investco discontinued providing its speech recognition products and services. Gross revenue, cost of goods sold and gross profit from discontinued operations for the year ended December 31, 2001 were $275,084, $146,594, and $128,490 respectively. Investco plans to pursue business development and acquisitions in the telecommunications sector.

On January 7, 2002, Intraco Systems, Inc. legally changed its name to Investco Inc.

On January 29, 2002, the Company declared a one for one hundred (1:100) reverse stock split of its common stock. All amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

The Company's corporate charter was revoked in May 2004 for non payment of annual fee. During the period of revocation, an unaffiliated third party was assigned the Company's name. The Company's charter was reinstated retroactive to its date of revocation when the Company's selected Finao Inc. ("Finao" or the"Company") as it new corporate name, The Company has cleared all issues associated with the revocation.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced substantial losses from operations since its inception as well as negative cash flows from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sales and to obtain equity and/or debt financing.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost and is depreciated using the straight-line method over their estimated useful lives.

ADVERTISING COSTS

Advertising costs, which are principally included in general and administrative expenses, are expensed as incurred. Advertising expense was $10,979 for the year ended December 31, 2001.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill is being amortized on a straight-line basis over 15 years. Accumulated amortization at December 31, 2000 was $ 8,391. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. At December 31, 2001 goodwill of approximately $75,000 was considered impaired and written down to zero and is included in general and administrative expenses.

INCOME TAXES

Deferred income taxes are determined on the liability method in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

EARNINGS (LOSS) PER SHARE

The Company has adopted SFAS, No. 128, Earnings per Share. Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the per share amount that would have resulted if dilutive common stock had been converted to common stock, as prescribed by SFAS No. 128.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable, accrued expenses and note payable approximate fair value based on the short-term maturity of these instruments.

STOCK BASED COMPENSATION

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company has adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See New Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied.

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of equipment and furniture and fixtures. Depreciation expense for the year ended December 31, 2001 was $307,241. Subsequent to year-end all property and equipment was sold for $12,250.

NOTE 5 - OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from three to five years, payable in monthly installments. During the year ended December 31, 2001 the facility lease was renegotiated to a month-to-month lease and the equipment leases expired and were not renewed. Total lease expense for the year ended December 31, 2001 was $161,031.

NOTE 6 - CAPITAL LEASES AND NOTE PAYABLE

At December 31, 2001, the future minimum lease payments under the capital lease are as follows:
                                                        CAPITAL
               YEARS ENDED DECEMBER 31,                  LEASES
            ------------------------------         ----------------

                    2002                           $        77,297
                    2003                                    77,297
                    2004                                    45,090
                                                   ----------------
     Total minimum lease payments                          199,684

     Less:  amount representing interest                   (18,105)
                                                   ----------------
     Present value of net minimum lease payments           181,579

     Less:  current maturities                             (66,293)
                                                   ----------------
     Long-term obligation                          $       115,286
                                                   ================

The note payable represents a former capital lease for equipment that was returned in 2002. The $21,315 represents amounts past due.

NOTE 7 - STOCKHOLDERS' DEFICIT

In January 2001, Finao issued 50 shares of common stock to a preferred shareholder who converted a like number of shares of preferred stock.

In March 2001, the Company issued 137 restricted shares of common stock to one former employee upon the employee's exercise of stock options granted to the employee under the Company's stock option plan in connection with the person's employment with Finao. The Company did not receive any proceeds from the exercise of options because the option holder used the cashless exercise method.

From April 2001 to July 2001, Finao issued 1,073,500 shares of common stock for $247,000 to six investors of which 50,000 shares were purchased by Robert Hildreth, Finao's former Chairman of the Board.

In June 2001, the Company issued 7,949 shares of common stock to Broad and Cassel, its legal counsel, in connection with legal services provided to Finao. The shares were valued at $123,999.

During the year ended December 31, 2001, Finao issued 76,000 shares of common stock in connection with consulting services provided to the Company. The shares were valued at $421,500. In November 2001, the Company de-registered 46,000 shares and cancelled 5,000 shares of the 76,000 shares due to non-performance of the consulting agreements.

During the year ended December 31, 2001, Finao began a Series E convertible preferred stock offering, and as a result of the offering, Finao issued to two investors 62,500 shares at $2.00 per share for $125,000. Holders have the right to convert the Series E preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company

During the year ended December 31, 2001, Finao issued 6,800 shares of common stock to five investors who exercised their warrants for $68,000.

The shares of Series A convertible redeemable preferred stock shall be subject to redemption at any time at the option of the Company, at the stated Preferred Value of $1.00 per share. The shares also contain a 7% cumulative dividend. Holders have the right to convert the Series A convertible redeemable preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The conversion rate is on a one-to-one basis, and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits.

The holders of Series B convertible redeemable preferred stock have the right to convert the Series B convertible redeemable preferred stock, in whole or in part, at any time, or from time to time, into the common stock, par value $.001, of the Company. The conversion rate is on a one-to-one basis, and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits. The Shares of Series B convertible redeemable preferred stock are subject to redemption, in whole or in part, at any time, or from time to time, at the option of the Company, at the stated preference value of $1.00 per share and $0.99 for subscriptions over $100,000.

NOTE 8- STOCK OPTION PLAN

Under the Company's stock option plan, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 2001 carry exercise prices equal to that of the fair market value on the date of the grant. The options vest immediately, or equally over a period of one to three years following the date of grant and the unexercised portion of the options expires and ceases to be exercisable on the earlier of the tenth year after the date of the grant or specified date following termination of employment.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of Statement No. 123 resulted in a pro forma net loss of $4,335,699 for the year ended December 31, 2001. In addition, the pro forma net loss per share was $(5.47) per share for the year ended December 31, 2001.

The fair value of each option is estimated on the date of grant using the fair market option-pricing model with the following assumptions:

                                                                      2001
                                                                     ------

     Risk-free interest rate                                           3.5%
     Expected life (years)                                             3
     Expected volatility                                               220%
     Expected dividends                                                None
     Weighted average remaining contractual life                      2 years

A summary of option transaction during the years ended December 31, 2001, is shown below:
                                                                  Weighted
                                                                Average Exercise
                            Number of Options Price Per share  Price Per Option
Outstanding at December 31,
 2000                            94,864        $25 to $487          $108

Granted (1/1/01-3/31/01)         22,750        $19 to $ 21          $ 21

Granted (4/1/01-6/30/01)         12,340        $ 5 to $ 10          $  9

Granted (7/1/01-9/30/01)         30,000        $ 2                  $  2

Granted (10/1/01-12/31/01)       70,000        $ 2                  $  2

Exercised                          (136)       $75                  $ 75

Forfeited                       (27,069)       $19 to $487          $ 88
                              ------------
Outstanding at December 31,
 2001                           202,749        $ 2 to $487          $ 43
                              ============


All but 60,000 stock options have expired subsequent to December 31, 2001.

NOTE 9 - INCOME TAXES

The Company has an unused net operating loss carryforward of $10,853,694 available for use on its future corporate federal and state income tax returns. The Company's valuation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                                                2001
                                                          ---------------

Deferred income tax benefit                               $    1,603,626
Change in beginning valuation allowance                       (1,603,626)
                                                          ---------------
Provision (benefit) for income taxes                      $          --
                                                          ===============

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:
                                                                2001
                                                          ---------------

Computed at the statutory rates (34%)                     $   (1,403,000)
Increase (decrease) resulting from:
      Non-deductible expenses                                      5,374
State income taxes, net of federal income
  tax benefit                                                   (206,000)
Reinstatement/change in deferred tax asset
  valuation allowance                                          1,603,626
                                                          ---------------
Tax provision (benefit)                                   $         --
                                                          ===============

The components of the deferred tax asset were as follows at December 31, 2001:

Deferred tax assets:
      Net operating loss carryforward                     $    4,121,700
                                                          ---------------
Valuation allowance:
      Beginning of year                                      ( 2,518,074)
      Decrease (increase) during year                         (1,603,626)
                                                          ---------------
              Ending balance                                  (4,121,700)
                                                          ---------------
              Net deferred taxes                          $         --
                                                          ===============

The net operating loss carryforward is summarized below:

             YEAR LOSS ORIGINATED            YEAR EXPIRING          AMOUNT
       ---------------------------------  --------------------  -------------

                  December 31, 1997              2011           $     583,231
                  December 31, 1998              2012                  80,195
                  December 31, 1999              2013               1,254,241
                  December 31, 2000              2014               4,808,701
                  December 31, 2001              2015               4,127,326
                                                                  -----------
         Total available net operating loss                       $10,853,694
                                                                  ===========
The utilization of the above loss carryforwards, for federal income tax purposes, may be subject to limitation resulting from changes in ownership.

NOTE 10 - LITIGATION

On October 29, 1999, Banker's Leasing Association ("Banker's") filed a suit against Investco and Jack Berger in the Circuit Court of the Fifteenth Judicial Circuit in and for Palm Beach County, Florida for breach of a master lease agreement and personal guaranty related to computer equipment, software and services leased by the Company for the amount of $71,608. The Company filed a counterclaim based on Banker's failure to provide services agreed to in the lease and breach of fiduciary duty. Banker's has answered The Company's counterclaim and has filed suit against AIM Solutions, Inc. ("AIM"), as successor to Enterprises Solutions Group, Inc., the third party responsible for setting up the computer equipment and software and providing services. AIM has responded to the claim against it. On June 28, 2001, the Company settled the lawsuit, as a result of which the Company agreed to pay Banker's Leasing a total of $40,000 in settlement of its claim against Intraco and Jack S. Berger.

On August 4, 2003, a Magistrate Judge for the U. S. District Court for the Southern District of Florida at case number 02-80466-CIV-HURLEY/LYNCH entered a report to the Court to recommend that the Company be assessed civil penalties for the issuance of false press releases on its behalf by Joseph .Lents, the former Chief Executive Officer of the Company. Until August 25, 2003, the same attorney who represented Mr. Lents in the case also represented the Company. On October 1, 2003, the Company retained independent counsel to enter his appearance in the case to defend the Company from the assessment of civil penalties.

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

NOTE 11 - SUBSEQUENT EVENTS

In January 2002, Finao issued 500,000 shares of common stock to Joe Lents in connection with consulting and administrative services and serving as interim CEO to Finao. The shares were valued at $2,000,000. Mr. Lents resigned as CEO on July 1, 2002.

In January 2002, the Company sold to two investors 100,000 shares of Series E Convertible preferred shares for $50,000.

From February 2002 to October 2003, Finao began a Series D convertible preferred stock offering, and as a result of the offering, Finao issued to thirteen investor s 2,570,000 shares for $157,500. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Finao at such time as Finao amends its Certificate of Incorporation to increase its authorized capitalization.

In February 2002 Finao issued 200,000 shares of common stock in connection with consulting services provided to Finao. The shares were valued at $600,000.

On July 1 2002, the Company entered into an Asset Purchase Agreement with Horizon Telephone Systems, Inc relating to the purchase of the assets with its Houston, Texas sales branch office. In consideration for the purchase of the assets, the Company issued 600,000 shares of Series D Convertible Preferred Stock. In October 2003 the Asset Purchase Agreement was rescinded. Horizon retained the 600,000 shares of Series D Convertible Preferred Stock.

On July 1, 2002, Arnold Salinas became President and CEO of Finao and was elected to the Board of Directors. Mr. Salinas received in connection with his employment a salary of $60,000 and 1,000,000 shares of restricted common stock. The shares were valued at $96,000.

 From August 2002 to November 2002, Finao issued 630,000 shares of Series D Convertible Preferred Stock in connection with consulting services provided to the Company. The shares were valued at $346,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In September of 2003 the Board of Directors of Finao Inc. engaged the firm of Sherb & Co., LLP ("Sherb") as its independent accountants for the fiscal year ending December 31, 2002 and 2001.

During the two most recent calendar years and through the date hereof, Finao did not consult Sherb with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matters or reportable events as set forth in Items 304(a) (2) (i) and (ii) of Regulation S-K.




                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following personnel serve as the directors and executive officers of
Finao:


Name                  Age     Position                            Director Since

Joseph L. Lents        57     Chief Executive Officer

Robert Hildreth, Jr.   67     Chairman of the Board of Directors      1999

Benjamin W. Krieger    63     Director (Audit Committee Member)       2000

JOSEPH L. LENTS, Chief Executive Officer, has been President and Chief Executive Officer of Financial Standards Group, Inc., a Credit Union Auditing firm. Previously, from its inception in 1978 until 1989, Mr. Lents was partner in the Accounting/Auditing firm of Nearman & Lents, P.A. Mr. Lents has over 25 years of business development and management experience, along with a strong presence in the local community. Mr. Lents resigned as CEO in July 2002.

ROBERT HILDRETH, JR. is the Chairman of the Board of Directors and was the first member of Finao's Board of Advisors formed in May 1998. Mr. Hildreth brings a broad scope of experience to Finao, with more than 30 years in the domestic and international financial community. He is currently president of Hildreth Associates, a consulting firm, and has served in that capacity since 1994. He was formerly the International Director of the law firm of LeBouef, Lamb, Leiby & McRae, as a Senior Utility Advisor to Goldman Sachs & Co., a Managing Director of Investment Banking for Merrill Lynch, and a Director of Merrill Lynch
International Bank in London. Mr. Hildreth is also a director of MerchantOnline.com, Inc., a provider of e-commerce services to merchants. Mr. Hildreth resigned as Chairmen of the Board in June 2002.

BENJAMIN W. KRIEGER was elected a director in March 2001. He has been on Finao's Board of Advisors since its inception in 1998. Since 1990, he has been a partner in Corporate Development International, which specializes in identifying potential merger and acquisition opportunities for its business clients. He specializes in the pulp and paper, packaging, graphic arts and distribution industries. From 1983 to 1990, he was president and chief executive officer of Ris Paper Company, a private paper distribution company with 26 distribution centers and annual sales of approximately $500 million. Mr. Krieger resigned as director in June 2002.

      Finao's directors hold their positions until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Our non-employee directors receive compensation in the form of stock options upon appointment and reimbursement of expenses incurred while attending Board of Directors' meetings.

      Our officers hold office until the first meeting of the Board of Directors following the annual meeting of our shareholders and until their successors have been chosen and qualified, subject to early removal by the Board of Directors.

Section 16(a) Beneficial Ownership Compliance

     To our knowledge, based solely on a review of the copies of the reports furnished to us and written representations that no other reports were required during the fiscal year ended December 31, 2001, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

The following table summarizes all compensation awarded to, earned by, or paid for services rendered in each of the last three fiscal years to the chief executive officer, president and chief financial officer (who are referred to collectively as the "named executive officers"). Mr. Nawrocki and Mr. Marcus each joined Finao during 1999.and resigned in July 2001. Mr. Kirschen was CEO from August 2001 to November 2001. Mr. Lents became CEO in December 2001 and resigned in June 2002. Mr. Berger resigned as President and Executive Officer in March 2002, and was named Vice President of Business Development. No other executive officer earned total salary and bonus in excess of $100,000 during the last three fiscal years.


                                           Annual Compensation                             Long-Term Compensation
                        -----------------------------------------------------------    --------------------------------
                                                                                       Securities
                                                                 Other                 Underlying        All Other
Name and                                                         Annual                Options           Compensation
Principal Position      Year       Salary ($)      Bonus ($)     Compensation ($)      (#)               ($)
--------------------    -------    -----------     ----------    ------------------    -------------     --------------

Walt Nawrocki           2001       $   33,192           0        $           1,512               0                   0
Chief  Executive        2000       $  175,000           0        $          11,340               0       $       3,960
Officer                 1999       $   36,058           0                        0       4,000,000                   0


Jack Berger,            2001       $   52,192           0                        0       5,000,000                   0
President               2000       $  160,000           0        $          10,073               0       $       1,173
                        1998       $  137,000           0                        0               0                   0

Robert Marcus,          2001       $   27,807           0                        0               0                   0
Chief Financial         2000       $  145,000           0                        0               0                   0
Officer                 1999       $   90,522           0                        0       2,000,000                   0

Tarek Kirschen          2001       $   25,430           0                        0               0                   0
Chief Executive
officer

Joseph L. Lents         2001       $        0           0                        0               0                   0
Chief Executive
Officer



     The amounts shown in the table above for Mr. Nawrocki and Mr. Berger under "Other Annual Compensation" reflect car allowances and under "All Other Compensation" reflect premiums for term life insurance policies paid on their behalf.

KEY PERSONNEL AND EMPLOYMENT AGREEMENTS

      Finao entered into a three-year employment agreement with Jack S. Berger, effective as of January 1, 1998, and amended effective January 1, 2001, and again amended effective September 12, 2001, pursuant to which he served as Finao's Vice President of business Development. The agreement expired on December 31, 2002. The agreement provides for an annual salary of $120,000, with base salary adjustments at the discretion of the Board of Directors.

      The agreement also provides that Mr. Berger's employment may be terminated at Finao's discretion at any time prior to December 31, 2002, provided that Finao shall pay Mr. Berger an amount equal to payment at his base salary rate from the date of termination through December 31, 2002, plus an amount equal to 50% of his base salary. In the event of such termination, Mr. Berger is not entitled to any incentive salary payment or any other compensation then in effect, prorated or otherwise. At its discretion, Finao may also terminate
Mr. Berger any time after the initial term, provided that in such case Mr. Berger shall be paid 50% of his then-applicable base salary. In the event of such termination, Mr. Berger shall not be entitled to receive any incentive salary payment or any other compensation then in effect, prorated or otherwise.

      In the event that Mr. Berger is in breach of any material obligation owed to Finao, habitually neglects the duties to be performed by him under the agreement, engages in any conduct that is dishonest, damages the reputation or standing of Finao, or is convicted of any criminal act or engages in any act of moral turpitude, then Finao may terminate the agreement upon five days' notice to Mr. Berger. In the event of such termination, Mr. Berger shall be paid only at the then-applicable base salary rate up to and including the date of termination, and shall not be paid any incentive salary payments or other compensation, prorated or otherwise. Mr. Berger resigned in March 2002.

STOCK OPTION PLAN

      Finao has adopted a stock option plan to attract and induce officers, directors and key employees of Finao to remain with Finao. The plan provides for the grant of options that qualify as incentive stock options under Section 422(a) of the Internal Revenue Code of 1986, as amended, and nonstatutory options. The stock option plan was approved in 1998 and amended in January 2001 to increase the number of shares available for grant to 20,000,000.

    As of October 31, 2003, options to purchase an aggregate of 60,000 shares of common stock were outstanding under the plan with exercise prices of $0.25 to $0.88. These options vest immediately or over a two to three year period and expire on July 13, 2005. In 2002, no options were granted. In 2001, options to purchase an aggregate of 135,090 shares were granted, including 50,000 to Mr. Berger. No options were exercised by the named executive officers

      The Board may terminate the plan or may amend the plan as it may deem advisable. The Board may unilaterally amend the plan and incentive awards as it deems appropriate to ensure compliance with Rule 16b-3 and to cause incentive awards to meet the requirements of the Internal Revenue Code and the regulations thereunder.

      All present and future employees of Finao or of any parent or subsidiary of Finao and any consultant retained to provide services to Investco, and who is selected by the committee to be eligible to receive incentive awards under the plan, are entitled to receive options under the plan.

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

Stock options held by our named executive officers of as December 31, 2001.

     The following table indicates the total number and value of exercisable and unexercisable stock options held by named executive officers as of December 31, 2001. During the year ended December 31, 2001, the named executive officers did not exercise any stock options.


                               Number of Unexercised Securities              Value of Unexercised In-the-Money Options
                               Underlying Options at Fiscal Year End         at Fiscal Year End
                               ------------------------------------------    ------------------------------------------
Name                           Exercisable           Unexercisable           Exercisable           Unexercisable
---------------------------    ------------------    --------------------    ------------------    --------------------
Joseph Lents                            0                     0              $           0         $           0
Jack S. Berger                     51,000                     0              $           0         $           0
Walt Nawrocki                      40,000                     0              $           0         $           0
Robert Marcus                      40,000                     0              $           0         $           0
Tarek Kirschen                          0                     0              $           0         $           0


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following tables sets forth, as of October 31,2003, certain information with respect to common stock, Series A Convertible Redeemable Preferred Stock, Series B Convertible Redeemable Preferred Stock, Series D Convertible Redeemable Preferred Stock and Series E Convertible Redeemable Preferred Stock owned of record or beneficially by (i) each shareholder who we know is the beneficial owner of more than of 5% of the outstanding shares of our common stock, Series A Convertible Redeemable Preferred Stock, or Series B Convertible Redeemable Preferred Stock or Series D Convertible Redeemable Preferred Stock or Series E Convertible Redeemable Preferred Stock; (ii) each director and executive officer; and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power. Unless otherwise indicated, the address of each of the persons named below is 9444 Old Katy Road, Suite 100, Houston, Texas 77055. As of December 31, 2003, a total of 3,034,400 shares of common stock, 391,500 shares of Series A Convertible Redeemable Preferred Stock and 872,100 shares of Series B Convertible Redeemable Preferred Stock, 3,800,000 shares of Series D Convertible Preferred Stock and 162,500 shares of Series E Convertible Preferred Stock are issued and outstanding. The shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock, and Series D Convertible Redeemable Preferred Stock and Series E Convertible Preferred Stock are convertible into a like number of shares of common stock.

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


Common Stock


                                   Amount and Nature of Beneficial  Percent of Common Stock
Name and Address                   Ownership of Common Stock          Beneficially Owned
--------------------------------- -------------------------------- ---------------------------
Joseph L. Lents                                500,000                          16.5%
Arnold Salinas                               1,000,000                          33.0%
Martin Katz.                                 1,200,000                          39.5%

All  executive  officers  and
directors as a group (one person)            1,000,000                          33.0%



         Series A Convertible Redeemable Preferred Stock

                                                                                Percent of Series A
                                        Amount and Nature of Beneficial        Convertible Redeemable
                                       Ownership of Series A Convertible         Preferred Stock
           Name and Address              Redeemable Preferred Stock            Beneficially Owned
------------------------------------  -----------------------------------  -----------------------------
Peter Georg Studer, Sole Director
  Alpenstein Holding AG
  Berkenstrasse 49
  Rotkreuz, SZ                                      1,000                               25.5%
Mario Franchi
  Sitel Corporation
  No. 15 Andar No. 3, Floor 1050
  Lisbon, Portugal                                    500                               12.8
Rolf Frommel
  P.O. Box 53
  Taby, SW  18321                                     500                               12.8
Osakeyhtio & Jukka Hallman
  Haapaniemenkatu 28 KRS
  Kuspio, FI  70111                                   200                                5.1
All executive officers and directors
as a group (one person)                                 0                                0


Series B Convertible Redeemable Preferred Stock

                                                                                              Percent of Series B
                                                   Amount and Nature of Beneficial           Convertible Redeemable
                                                    Ownership of Series B Convertible           Preferred Stock
Name and Address                                    Redeemable Preferred Stock                 Beneficially Owned
---------------------------------------------    ------------------------------------    -----------------------------
Peter Georg Studer, Sole Director
  Alpenstein Holding AG
  Berkenstrasse 49
  Rotkreuz, SZ                                                   4,012                             46.0%
Song Lin
  4251 Coral Hills Drive
  Coral Springs, FL  33065                                       1,003                             11.5
Richard A. Persson TTEE
  Richard A. Persson Declaration
  625 Prestwick Drive
  Frankfort, IL  60423                                           4,012                             46.0
All executive officers and directors as a
group (one person)                                                   0                              0



Series D Convertible Redeemable Preferred Stock

                                                                                               Percent of Series B
                                                   Amount and Nature of Beneficial           Convertible Redeemable
                                                  Ownership of Series B Convertible             Preferred Stock
Name and Address                                      Redeemable Preferred Stock              Beneficially Owned
---------------------------------------------    ------------------------------------    -----------------------------
Philip Guinn                                                    300,000                              7.8%
Ray Salinas                                                     600,000                             15.6%
Business Acquisition Strategies                               1,750,000                             45.6%
Crown City Holdings                                             250,000                              6.5%
John Daughtery                                                  350,000                              9.1%
All executive officers and directors as a
group (one person)                                                    0                              0


Series E Convertible Redeemable Preferred Stock

                                                                                            Percent of Series B
                                                    Amount and Nature of Beneficial       Convertible Redeemable
                                                    Ownership of Series B Convertible       Preferred Stock
Name and Address                                      Redeemable Preferred Stock           Beneficially Owned
---------------------------------------------    ------------------------------------    -------------------------
Robert Reiner                                                       50,100                          49.8%
Mitch Silverman                                                     50,000                          49.7%

All executive officers and directors as a
group (one person)                                                       0                           0


ITEM 12. CERTAIN TRANSACTIONS

     From time to time, Finao has loaned funds and sold products to Investco Systems Pty., Ltd., an Australian corporation that is indirectly controlled by Jack S. Berger, Investco's president. Mr. Berger is a majority stockholder in Investco International, Inc., the corporation that owns a majority interest in Investco Systems Pty. In 1998, Finao sold products to Investco Systems Pty. valued at $235,255 and received cash payments of $199,126. The balance remaining due to Finao for those products, together with the balance due from the prior year's sales, totaled $169,539, of which $123,059 was converted into a note receivable bearing interest at 6% per annum and payable in 36 monthly installments, with the balance of $46,480 being paid in 2000. In 2000, the note receivable was paid down by $74,963 and the remaining balance of $48,096 was determined to be uncollectible

     In May 1997, Finao entered into a consulting agreement with Vestar Capital Corporation pursuant to which Vestar provides organizational and
strategic  planning   services.   Vestar  assisted  Finao  with  an  internal
reorganization in 1998 and assisted in the identification of potential acquisitions. The compensation under this agreement provided for monthly fees of $3,000 through February 1998, and $1,650 per week thereafter. Vestar received
891,000   restricted   shares  of  Finao  common  stock  from  the  principal
shareholder  of Finao on behalf of Finao,  which  represented  9.9% of the then outstanding shares, and had the right to be issued warrants to maintain its 9.9% interest in Finao despite any further issuances of capital stock until May 2001, pursuant to an anti-dilution provision in its consulting agreement. During November 1998, Finao issued to Vestar warrants to purchase 150,000 shares of common stock at $0.25 per share in exchange for the cancellation of the anti-dilution clause of its consulting agreement. The consulting agreement with Vestar was terminated February 1, 2001.

     In April 2000, Finao completed a share exchange with Custom Touch, a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Under the share exchange agreement, all outstanding shares of Finao capital stock were exchanged for 10,531,500 Custom Touch shares, which represented 81% of the total Custom Touch shares outstanding at the time of the exchange. Upon the completion of the exchange, the prior shareholders and promoters of Custom Touch held 2,429,489 shares and the Finao shareholders held 10,531,500 shares. Thereafter, Custom Touch changed its name to Investco, Inc. A total of 1,487,298 shares were issued to Jensen Services and Associates for services associated with the share exchange.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit
  No.    Description
-------  -----------------
2.1 Exchange Agreement dated April 9, 2000, between Investco, Inc., and Custom Touch Electronics, Inc (1)

3.1      Amended and Restated Certificate of Incorporation (1)

3.2      Bylaws (1)

3.3      Certificate of Correction (2)

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Redeemable Preferred Stock (2)

3.5 Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock (3)

4.1      Form of Non-Callable A Warrants (3)

4.2      Form of Callable B Warrants (3)

4.3      Form of Callable C Warrants (3)

9.1 Voting Trust Agreement dated February 1, 2001, between Jack S. Berger and Walt Nawrocki (4)

10.1     Stock Option Plan, as amended (5)

10.2 Employment Agreement dated January 1, 1998 between Investco and Jack S. Berger (1)

10.3 Amendment to Employment Agreement effective January 1, 2001, between Investco and Jack S. Berger (2)

10.4 Employment Agreement dated January 18, 2000 between Investco and Robert Marcus (1)

10.5 Amendment to Employment Agreement effective January 1, 2001, between Investco and Robert Marcus (4)

10.6 Employment Agreement dated September 24, 2000 between Investco and Walt Nawrocki (4)

10.7 Motorola Software License Agreement dated January 18, 2001, by and between Investco and Motorola (5)

10.8 Software License and Support Agreement between Nuance Communications and Investco (6)

10.9 Microsoft Certified Solution Provider Agreement by and between Investco and Microsoft Corporation (6)

10.10    Voice Enabled Customer Service Application Agreement (6)

23.1     Consent of Daskal, Bolton, Manela, Devlin & Co.

31.1 Certification of CEO pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (*)

32.1 Certification of CEO pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (*)


(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on August 18, 2000.
(2) Incorporated by reference from Registrant's Amendment No.2 to the Registration Statement on Form SB-2, File No. 333-44268.
(3) Incorporated by reference from Registrant's Amendment No.3 to the Registration Statement on Form SB-2, File No. 333-44268.
(4) Incorporated by reference from the Registrant's Annual Report on Form 10-KSB for the twelve months ended December 31, 2000, as originally filed.
(5) Incorporated by reference from the Registrant's Amendment No.1 to the Registration Statement on Form SB-2, File No. 333-44268.
(6) Incorporated by reference from Registrant's Amendment No. 4 to the Registration Statement on Form SB-2, File No. 333-44268. (b)Investco did not file any Reports on Form 8-K during the fourth quarter of the year ended December 31, 2001.


* - Filed Herewith

Item 14.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer. Based upon that evaluation, the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chairman, Chief Executive Officer and President and the Company's Principal Accounting Officer as appropriate, to allow timely decisions regarding required disclosure.

SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FINAO INC.

Date: July 26, 2004                 By:      /s/ Arnold Salinas
                                             -------------------------------
                                                 Arnold Salinas
                                                 Chief Executive Officer
                                                (Principal Executive Officer)