Form 10KSB
period 2002-12-31
INVESTCO INC
filed 2004-07-27
CIK 1075907

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002,

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-27073

                                   FINAO INC.
                 (Name of Small Business Issuer in its charter)

           Nevada                                        87-0381511
         ---------                                     --------------
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                       Identification No.)

                   9444 Old Katy Road
                        Suite 100
                     Houston, Texas                   77055
         ----------------------------------------   ---------
         (Address of Principal Executive Offices)  (Zip Code)

         Issuer's Telephone Number, Including Area Code: (713) 722-9988
                                                         --------------
      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                                  Common Stock

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes  [  ]   No  [X ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $0

The aggregate market value of the issuer's Common Stock, $.001 par value, held by non-affiliates on October 31,2003 was approximately $0.

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

EMPLOYEES

As of December 31, 2002, Finao had one employee, its Chief executive Officer.

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

On November 24, 2003, Robert G. Mahony, Administrative Law Judge ordered that the registration of all securities of Investco, Inc. is revoked. This Initial Decision shall become effective in accordance with and subject to the provisions of Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360. Pursuant to that rule, a petition for review of this Initial Decision may be filed within twenty-one days after service of the Initial Decision. It shall become the final decision of the Commission as to each party who has not filed a petition for review pursuant to 17 C.F.R. ss. 201.360(d) (1) within twenty-one days after service of the Initial Decision upon it, unless the Commission, pursuant to Rule 360(b) (1) of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360(b) (1), determines on its own initiative to review this Initial Decision as to any party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading under the symbol "INSY" on the OTC Bulletin Board operated by the NASDAQ Stock Market, Inc. on April 29, 1999. On January 29, 2002, t6he symbol was changed to "IVSO" due to a one for one hundred reverse stock split of the common stock. All references to our common stock have been affected for this reverse stock split. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The quotations listed below are the high and low closing prices and were obtained from the OTC Bulletin Board.

Quarter Ended              High                         Low
----------------------     -------------------------    ------------------------

March 31, 2001             $0.780                       $1.160
June 30, 2001              $0.400                       $0.800
September 30, 2001         $0.090                       $0.020
December 31, 2001          $0.120                       $0.030
March 31, 2002             $3.200                       $2.400
June 30, 2002              $0.170                       $0.160
September 30, 2002         $1.000                       $0.600
December 31, 2002          $0.400                       $0.300

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

In January 2002, Finao sold to two investors 100,000 shares of Series E Convertible preferred shares for $50,000. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, the investors were sophisticated in financial investments and were familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Finao did not pay any fees or commissions in connection with these issuances.

From February 2002 to December 2002, Finao began a Series D convertible preferred stock offering, and as a result of the offering, Finao issued to seven investor s 2,345,000 shares for $135,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Finao at such time as Finao amends its Certificate of Incorporation to increase its authorized capitalization. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, the investors were sophisticated in financial investments and were familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Finao did not pay any fees or commissions in connection with these issuances.

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

On July 1 2002, Finao entered into an Asset Purchase Agreement with Horizon Telephone Systems, Inc relating to the purchase of the assets with its Houston, Texas sales branch office. In consideration for the purchase of the assets, Finao issued 600,000 shares of Series D Convertible Preferred Stock. In October 2003 the Asset Purchase Agreement was rescinded. Horizon is to retain the 600,000 shares of Series D Convertible Preferred Stock.

On July 1, 2002, Arnold Salinas became received in connection with his employment 1,000,000 shares of restricted common stock. The shares were valued at $96,000

From August 2002 to November 2002, Finao issued 630,000 shares of Series D Convertible Preferred Stock in connection with consulting services provided to Finao. The shares were valued at $346,500. The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firm was sophisticated in financial investments and was familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with this issuance. Finao did not pay any fees or commissions in connection with this issuance.

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

In April 2001, Finao issued 15,000 shares of common stock to Titlest Investments and 15,000 shares of common stock to SBZ Investments in connection with consulting services provided to Intraco. The shares were valued at $150,000.
The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, management of the firms were sophisticated in financial investments and were familiar with Finao's business and operations. No offering document was prepared, and no public solicitation or general advertising was done in connection with these issuances. Finao did not pay any fees or commissions in connection with these issuances.

From April 2001 to July 2001, Intraco issued 1,073,500 shares of common stock for $247,000 to six investors of which 50,000 shares were purchased by Robert Hildreth, Investco's Chairman of the Board. The shares were offered and issued pursuant to an exemption from registration under Section 4(2) of the Securities Act. To Finao's knowledge, the investors were sophisticated in financial investments and received a variety of financial and other information about Finao in connection with the investors' due diligence. No public solicitation or general advertising was done in connection with this offering. Finao did not pay any fees or commissions in connection with these issuances.

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

Finao was incorporated in Florida in March 1990. In April 1999, it completed a share exchange with Custom Touch Electronics, Inc., a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Pursuant to the share exchange, all of the outstanding shares of Finao capital stock were exchanged for 105,315 Custom Touch shares. Thereafter, Custom
Touch changed its name to Investco, Inc.

RESULTS OF CONTINUING OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2002, COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 2001.

The discussion of results of continuing operations excludes the results of the discontinued operations for all periods.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the twelve months ended December 31, 2002, were $3,040,985 compared to $3,523,272 for the twelve months ended December 31, 2001, a decrease of $482,287, or 14%. Of the dollar decrease, $409,065 represented increase compensation costs, $113,326 represented decreased rent expenses, 185,924 represented decreased telephone expenses, $126,000 represented increased merger and acquisition costs and $118,504 represented decreased insurance costs primarily due to the reduction of the number of employees; $395,260 reflects decreased levels of depreciation and amortization due to the sale or abandonment of all fixed assets in 2001; $153,143 represented increased consulting services related to corporate development, advice regarding possible reorganization and financial planning, strategic investors, merger and joint venture opportunities. The remaining decrease was attributable to other additional selling, general and administrative expenses.

          INTEREST EXPENSE. Interest expense, net of interest income, decreased by $2,102 to $2,164 for the twelve months ended December 31, 2002, as compared to interest expense net of interest income of $4,266 for the twelve months ended December 31, 2001.

          NET LOSS. As a result of the foregoing, Finao reported a net loss from continuing operations of $3,043,149 for the twelve months ended December 31, 2002, compared to a net loss of $3,506,704 for the twelve months ended December 31, 2001, a decrease of $463,555. As described more fully below under the caption "Liquidity and Capital Resources. Management is actively seeking additional funding.

LIQUIDITY AND CAPITAL RESOURCES

Finao has historically incurred significant losses and has substantial negative cash flow from operations. Finao has included a footnote in its annual financial statements for the twelve months ended December 31, 2002, which expresses concern about Finao's ability to continue as a going concern unless it can secure additional financing. Finao will require additional funding to cover current operations. Finao is actively seeking additional equity financing. The Company intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement to pay for these expenses. There can be no assurances that any additional funding will be available.

At December 31, 2002, Finao's current assets totaled $18,224 and current liabilities totaled $2,292,185 resulting in a negative working capital ratio. Finao had $0 in cash on hand at December 31, 2002, compared to $789 at December 31, 2001. Operating activities for continuing operations for the twelve months ended December 31, 2002, used cash of $192,171 primarily due to the net loss of $3,043,149. Net cash provided by investing activities was $12,250, reflecting the sale of fixed assets. Financing activities provided cash in the amount of $166,776 primarily due to issuance of capital stock of $185,000

Finao will require additional funding. Management is actively seeking to raise additional investment capital and intends to offer and sell an additional 500,000 shares of convertible preferred stock by private placement. Finao has no material commitments for capital expenditures at the present time. Management is in negotiations with potential investors. No assurance can be made that such funding will be available and, if available, that such funding will be available on terms acceptable to Finao.

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

Differences in actual results may be caused by factors such as those discussed below, as well as those discussed elsewhere in this report and in Finao's filings with the SEC.

Although Finao believes that the expectations reflected in the forward-looking statements are reasonable, Finao cannot guarantee that they will be achieved. Except as applicable law requires; Finao does not intend to update any of the forward-looking statements to conform these statements to actual results.

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

For the twelve months ended December 31, 2002, Finao reported net losses from continuing operations of $3,043,149. As of December 31, 2002, Finao had an accumulated deficit of $13,727,153, and a stockholders' deficit of $2,273,961. There can be no assurance that Finao will operate profitably in the future and that Finao will not continue to sustain losses.

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

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


FINAO INC. (formerly known as Investco, Inc.)



Independent Auditors' Report...........................................F-2

Balance Sheet..........................................................F-3

Statements of Operations...............................................F-4

Statement of Stockholders' Deficit.....................................F-5

Statements of Cash Flows...............................................F-6

Notes to Financial Statements.......................................F-7 - F-18

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Finao Inc.


We have audited the accompanying balance sheet of Finao Inc. (formerly known as Investco, Inc.) as of December 31, 2002, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Finao Inc. (formerly known as Investco, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $13,727,153 as of December 31, 2002 and had loss available to common stockholders and cash used in continuing operations of $3,058,199 and $192,171 respectively, for the year ended December 31, 2002. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/Sherb & Co., LLP
                                                 -------------------------------
                                                    Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
October 29, 2003

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                                  Balance Sheet
                                December 31, 2002

                                     ASSETS


Current assets:
   Due from related parties                              $    18,224
                                                         ------------
    Total current assets                                      18,224
                                                         ------------

    Total assets                                         $    18,224
                                                         ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
   Bank overdraft                                        $    21,924
   Accounts payable                                        1,058,001
   Accrued expenses                                          856,368
   Dividends payable                                         101,052
   Stock issuance cost payable                               254,840
                                                         ------------
    Total current liabilities                              2,292,185
                                                         ------------
Stockholders' Deficit:
   Series A convertible redeemable preferred stock,
    $0.001 par value, 2,500,000 shares authorized and
    391,500  shares issued and outstanding                       392
   Series B convertible redeemable preferred stock,
    $0.001 par value, 1,700,000 shares authorized and
    872,100 shares issued and outstanding                        872
   Series D convertible redeemable preferred stock,
    $0.001 par value, 4,000,000 shares authorized and
    3,575,000 shares issued and outstanding                    3,575
   Series E convertible redeemable preferred stock,
    $0.001 par value, 500,000 shares authorized and
    162,500 shares issued and outstanding                        163
   Common stock, $.001 par value, 100,000,000 shares
    authorized, 3,034,400 shares issued and outstanding        3,034
   Additional paid-in capital                             11,942,908
   Deferred compensation                                    (497,752)
   Accumulated deficit                                   (13,727,153)
                                                         ------------

    Total stockholders' deficit                           (2,273,961)
                                                         ------------

    Total liabilities and stockholders' deficit          $    18,224
                                                         ============

                 See accompanying notes to financial statements
                                       F-3

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                            Statements of Operations
                     Years Ended December 31, 2002 and 2001



                                                         2002           2001
                                                         ----           ----
Revenues                                            $      -        $      -

Cost of Revenues                                           -               -
                                                    ------------    ------------


Gross profit                                               -               -

General and administrative                            3,040,985       3,523,272
                                                    ------------    ------------

Loss from operations                                 (3,040,985)     (3,523,272)

Interest income                                            -              4,028

Interest expense                                         (2,164)         (8,294)

Other income                                               -             20,834
                                                    ------------    ------------


Loss from continuing operations                      (3,043,149)     (3,506,704)

Discontinued operations:

Loss on disposal of assets                                 -           (754,485)

Income from discontinued operations                      12,356         128,490
                                                    ------------    ------------


Total income (loss) from discontinued operations         12,356        (625,995)
                                                    ------------    ------------


Net loss                                             (3,030,793)     (4,132,699)
Less: Preferred stock dividend                          (27,406)        (73,647)
                                                    ------------    ------------

Loss available to common stockholders               $(3,058,199)    $(4,206,346)
                                                    ============    ============
Basic and diluted income (loss) per common share:
Continuing operations                               $     (1.25)    $     (4.52)
Discontinued operations                                    0.01           (0.79)
                                                    ------------    ------------
Net loss per common share                           $     (1.24)    $     (5.31)
                                                    ============    ============
Weighted average number of shares
 outstanding                                          2,463,167         792,719
                                                    ============    ============



                 See accompanying notes to financial statements
                                       F-4

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                       Statement of Stockholders' Deficit
                          Year Ended December 31, 2002


                             Preferred     Preferred         Preferred   Preferred
                              Stock A       Stock B           Stock D     Stock E       Common Stock
                          -------------- -------------- ---------------- -------------- ----------------
                          Shares  Amount Shares  Amount   Shares  Amount Shares  Amount Shares   Amount
                          ------- ------ ------- ------ --------- ------ ------- ------ --------- ------
Balance at December 31,
 2000                     396,500 $ 397  872,100 $ 872       -    $ -      -     $-       174,965 $  175


Conversion of preferred
 stock to common stock     (5,000)   (5)    -     -          -      -      -      -            50   -

Exercise of options          -     -        -     -          -      -      -      -           136   -

Exercise of warrants         -     -        -     -          -      -      -      -         6,800      7

Issuance of common stock
 for services                -     -        -     -          -      -      -      -        78,949     79

Issuance of stock options    -     -        -     -          -      -      -      -          -      -

Issuance of common stock     -     -        -     -          -      -      -      -     1,073,500  1,073

Issuance of preferred
 stock                       -     -        -     -          -      -    62,500     63       -      -

Dividends accrued            -     -        -     -          -      -      -      -          -      -

Net loss for the year        -     -        -     -          -      -      -      -          -      -
                          ------- ------ ------- ------ --------- ------ ------- ------ --------- ------
Balance at December 31,
 2001                     391,500   392  872,100    872      -      -     62,500    63  1,334,400  1,334

Issuance of common stock
 for services                -     -        -     -          -      -       -     -       200,000    200

Issuance of common stock
 for compensation            -     -        -     -          -      -       -     -     1,500,000  1,500

Issuance of preferred
 stock                       -     -        -     -     2,345,000  2,345 100,000   100       -      -

Issuance of preferred
 stock for services          -     -        -     -       630,000    630    -     -          -      -

Issuance of preferred
 stock for acquisition       -     -        -     -       600,000    600    -     -          -      -

Dividends accrued            -     -        -     -          -      -       -     -          -      -

Net loss for the year        -     -        -     -          -      -       -     -          -      -
                          ------- ------ ------- ------ --------- ------ ------- ------ --------- ------
Balance at December 31,
 2002                     391,500   392  872,100   872  3,575,000  3,575 162,500 $  163 3,034,400  3,034
                          ======= ====== ======= ====== ========= ====== ======= ====== ========= ======




                 See accompanying notes to financial statements
                                       F-5

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                       Statement of Stockholders' Deficit
                          Year Ended December 31, 2002

                           Additional
                             Paid-in     Deferred    Accumulated
                             Capital   Compensation    Deficit        Total
                          ------------ ------------ ------------- ------------
Balance at December 31,
 2000                      $ 7,337,553  $      -     $ (6,563,661) $   775,336


Conversion of preferred
 stock to common stock               5         -             -            -

Exercise of options               -            -             -            -

Exercise of warrants            67,993         -             -          68,000

Issuance of common stock
 for services                  545,420         -             -         545,499

Issuance of stock options      340,000         -             -         340,000

Issuance of common stock       245,927         -             -         247,000

Issuance of preferred
 stock                         124,937         -             -         125,000

Dividends accrued              (73,646)        -             -         (73,646)

Net loss for the year             -            -       (4,132,699)  (4,132,699)
                          ------------ ------------ ------------- ------------
Balance at December 31,
 2001                       8,588,189         -      (10,696,360)  (2,105,510)

Issuance of common stock
 for services                 599,800         -             -         600,000

Issuance of common stock
 for compensation           2,158,500     (497,752)         -       1,662,248

Issuance of preferred
 stock                        182,555         -             -         185,000

Issuance of preferred
 stock for services           345,870         -             -         346,500

Issuance of preferred
 stock for acquisition         95,400         -             -          96,000

Dividends accrued             (27,406)        -             -         (27,406)

Net loss for the year            -            -       (3,030,793)  (3,030,793)
                          ------------ ------------ ------------ -------------
Balance at December 31,
 2002                     $11,942,908  $  (497,752) $(13,727,153)$ (2,273,961)
                          ============ ============ ============ =============



                 See accompanying notes to financial statements
                                       F-5

                                   Finao Inc.
                       (formerly known as Investco, Inc.)
                             Statement of Cash Flow
                           December 31, 2002 and 2001


                                                       Years Ended December 31,
                                                      --------------------------
                                                           2002         2001
                                                      --------------------------

Cash flows from operating activities:

Loss from continuing operations                       $(3,043,149) $ (3,506,704)
 Adjustments to reconcile net loss from continuing
  operations to net cash used in operating activities:
   Depreciation and amortization                             -          395,260
   Issuance of common and preferred stock for services    608,748       545,500
   Issuance of common stock for deferred compensation   2,000,000          -
   Issuance of stock options                                 -          340,000
   Issuance of preferred stock for acquisition
    written off                                            96,000          -
   Changes in operating assets and liabilities:
Decrease in:
    Accounts receivable                                       795       515,259
    Deposits                                                7,819         8,823
    Prepaid expenses                                        3,750        76,062
 Increase (decrease) in:
    Accounts payable                                        3,268       165,638
    Deferred revenue                                         -         (107,406)
    Customer deposits                                        -          (11,127)
    Accrued expenses                                      130,598       453,836
                                                      ------------ -------------
 Cash used in continuing operating activities            (192,171)   (1,124,859)
                                                      ------------ -------------

Adjustments to reconcile income from discontinued
 operations to net cash provided by discontinued
 activities:
Income from discontinued operations                        12,356       128,490
                                                      ------------ -------------

 Cash provided by discontinued operating activities        12,356       128,490
                                                      ------------ -------------
    Cash used in operating activities                    (179,815)     (996,369)
                                                      ------------ -------------

Cash flows from investing activities:
 Proceeds from sale of property and equipment              12,250          -
 Purchase of property and equipment                          -          (84,106)
                                                      ------------ -------------
    Cash provided by (used in) investing activities        12,250       (84,106)
                                                      ------------ -------------

Cash flows from financing activities:
 Bank overdraft                                              -           21,924
 Due from related parties                                 (18,224)         -
 Proceeds from issuance of common and
  preferred stock, net                                    185,000       440,000
                                                      ------------ -------------
    Cash provided by financing activities                 166,776       461,924
                                                      ------------ -------------

    Net decrease in cash                                     (789)     (618,551)

    Cash and cash equivalents at beginning of year            789       619,340
                                                      ------------ -------------
    Cash and cash equivalents at end of year          $      -     $       (789)
                                                      ============ =============

Supplemental disclosure of cash flow information:

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Accrual of dividends payable                      $    27,406  $     73,646
                                                      ============ =============
    Accounts payable converted to note payable               -     $    171,571
                                                      ============ =============
    Capital lease and notes payable converted
     to accounts payable                              $   202,894  $       -
                                                      ============ =============
    Preferred stock issued in acquisition             $    96,000  $       -
                                                      ============ =============

                 See accompanying notes to financial statements.
                                       F-6

FINAO INC. (formerly known as Investco, Inc.)
NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Investco, Inc, formerly known as Intraco Systems Inc. (the "Company") was incorporated in Florida in March 1990. In April 1999, Custom Touch Electronics ("CTE"), a public shell incorporated in Nevada, acquired all of the outstanding common stock of the Company. For accounting purposes, the acquisition has been treated as an acquisition of CTE by the Company and as a re-capitalization of the Company. As a result of the re-capitalization, the Company is now authorized to issue 100,000,000 shares of common stock. Following the share exchange, the former stockholders of CTE owned 24,295 shares of common stock of the Company.

Investco was an information technology, data and voice service provider offering comprehensive commercial services that enabled customers to eliminate or replace all on-site telephone, data systems and server applications. In July 2002, Investco discontinued providing its speech recognition products and services. Gross revenue, cost of goods sold and gross profit from discontinued operations for the year ended December 31, 2002 were $16,106, $3,750, and $12,356 respectively. Gross revenue, cost of goods sold and gross profit from discontinued operations for the year ended December 31, 2001 were $275,084, $146,594, and $128,490 respectively. Investco plans to pursue business development and acquisitions in the telecommunications sector.

On January 7, 2002 Intraco Systems, Inc. legally changed its name to Investco
Inc.

On January 29, 2002 the Company declared a one for one hundred (1:100) reverse stock split of its common stock. All amounts in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split.

The Company's corporate charter was revoked in May 2004 for non payment of annual fee. During the period of revocation, an unaffiliated third party was assigned the Company's name. The Company's charter was reinstated retroactive to its date of revocation when the Company's selected Finao Inc ("Finao" or the "Company") as it new corporate name, The Company has cleared all issues associated with the revocation.

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

AMORTIZATION OF GOODWILL

Goodwill represents the amount by which the purchase price of a business acquired exceeds the fair market value of the net assets acquired under the purchase method of accounting. Goodwill was being amortized on a straight-line basis over 15 years. The Company assesses whether its goodwill and other intangible assets are impaired as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" based on an evaluation of undiscounted projected cash flows through the remaining amortization period. If impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset. At December 31, 2001 goodwill of approximately $75,000 was considered impaired and written down to zero and is included in general and administrative expenses.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the balance sheet for cash, accounts receivable, inventory, accounts payable, accrued expenses and note payable approximate fair value based on the short-term maturity of these instruments.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.'s 141, BUSINESS COMBINATIONS ("FAS 141") and 142, GOODWILL AND OTHER INTANGIBLE ASSETS ("FAS 142"). The provisions of FAS 141 eliminated the pooling-of-interests method of accounting for business combinations consummated after June 30, 2001. The Company adopted FAS 141 on July 1, 2001 and it did not have a significant impact on the Company's financial position or results of operations. Under the provisions of FAS 142, goodwill and indefinite lived intangible assets are no longer amortized, but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company is required to adopt the new accounting rules beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material impact on its financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS ("FAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS , AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS ("APB 30"). The Company is required to adopt the new accounting rules beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 144 to have a material impact on its financial statements.

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

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its financial statements.
                                      F-10

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

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of equipment and furniture and fixtures. Prior to year-end all property and equipment was sold for $12,250.

NOTE 5 - OPERATING LEASES

The Company leases facilities and equipment under operating leases, with terms from three to five years, payable in monthly installments. During the year ended December 31, 2001 the facility lease was renegotiated to a month to month lease and the equipment leases expired and were not renewed. Total lease expense for the years ended December 31, 2002 and 2001 was $1,764 and $161,031, respectively.

NOTE 6 - RECLASSIFICATIONS

Certain amounts previously reported for 2001 have been reclassified to conform to the classifications used in 2002. Such reclassifications had no effect on the reported net loss.

NOTE 7 - STOCKHOLDERS' DEFICIT

In January 2002, Finao issued 500,000 shares of common stock to Joe Lents in connection with consulting and administrative services and serving as interim CEO to Finao. The shares were valued at $2,000,000, the fair market value at the date of issuance. Mr. Lents resigned as CEO on July 1, 2002.

In January 2002, Finao sold to two investors 100,000 shares of Series E Convertible preferred shares for $50,000.

In February 2002, Finao began a Series D convertible preferred stock offering, and as a result of the offering, Investco issued to an investor 20,000 shares for $20,000. Holders have the right to convert the Series D preferred stock into the common stock, par value $.001, of Finao at such time as Finao amends its Certificate of Incorporation to increase its authorized capitalization.

In February 2002 Finao issued 200,000 shares of common stock in connection with consulting services provided to Finao. The shares were valued at $600,000, the fair market value at the date of issuance.

From April 2002 to November 2002, Finao sold to six investors 2,325,000 shares of Series D convertible preferred stock for $115,000.

On July 1 2002, Finao entered into an Asset Purchase Agreement with Horizon Telephone Systems, Inc relating to the purchase of the assets with its Houston, Texas sales branch office. In consideration for the purchase of the assets, Finao issued 600,000 shares of Series D Convertible Preferred Stock. The shares were valued at $96,000 the fair market value at the date of issuance. In October 2003 the Asset Purchase Agreement was rescinded. Horizon is to retain the 600,000 shares of Series D Convertible Preferred Stock.

On July 1, 2002, Arnold Salinas became President and CEO and received in connection with his employment 1,000,000 shares of restricted common stock. The shares were valued at $160,000, the fair market value at the date of issuance.

From August 2002 to November 2002 Finao issued 630,000 shares of Series D Convertible Preferred Stock in connection with consulting services provided to Finao. The shares were valued at $346,500 the fair market value at the date of issuance.

In January 2001, an investor converted 5,000 shares of the Company's Series A convertible preferred stock into 50 shares of the Company's common stock.

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

From April 2001 to July 2001, Finao sold 1,073,500 shares of common stock for $247,000 to six investors of which 50,000 shares were purchased by Robert Hildreth, Finao's Chairman of the Board.

In June 2001, Finao issued 7,949 shares of common stock to Broad and Cassel, its legal counsel, in connection with legal services provided to Finao. The shares were valued at $124,000.

During the year ended December 31, 2001 Finao issued 76,000 shares of common stock in connection with consulting services provided to Finao. The shares were valued at $421,500. In November 2001, Finao de-registered 46,000 shares and cancelled 5,000 shares of the 76,000 shares due to non-performance of the consulting agreements.

During the year ended December 31, 2001, Finao began a Series E convertible preferred stock offering, and as a result of the offering, Finao issued to two investor's 62,500 shares at $2.00 per share for $125,000. Holders have the right to convert the Series E preferred stock, in whole or in part, at any time, into the common stock, par value $.001, of the Company

During the year ended December 31, 2001, Finao issued 6,800 shares of common stock to five investors who exercised their warrants for $68,000

The shares of Series A convertible redeemable preferred stock shall be subject to redemption at any time at the option of the Company, at the stated Preferred Value of $1.00 per share. The shares also contain a 7% cumulative dividend. Holders have the right to convert the Series A convertible redeemable preferred stock, in whole or in part, at any time, into the common stock, par value $.001, of the Company. The conversion rate is on a one-to-one basis, and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits.

The holders of Series B convertible redeemable preferred stock have the right to convert the Series B convertible redeemable preferred stock, in whole or in part, at any time, into the common stock, par value $.001, of the Company. The conversion rate is on a one-to-one basis, and is subject to adjustment in certain circumstances including proportional stock splits, stock dividends, and reverse stock splits. The Shares of Series B convertible redeemable preferred stock are subject to redemption, in whole or in part, at any time, at the option of the Company, at the stated Preference value of $1.00 per share and $0.99 for subscriptions over $100,000.

NOTE 8 - STOCK OPTION PLAN

Under the Company's stock option plan, 20,000,000 shares of common stock were reserved for issuance upon exercise of options granted to directors, officers and employees of the Company. Options issued through December 31, 2001 carry exercise prices equal to that of the fair market value on the date of the grant. The options vest immediately or equally over a period of one to three years following the date of the grant, and the unexercised portion of the options expire and cease to be exercisable on the earlier of the tenth year after the date of the grant or specified date following termination of employment.

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The effect of Statement No. 123 resulted in a pro forma net loss of $4,335,699 for the year ended December 31, 2001. No stock options were granted in 2002. In addition, the pro forma net loss per share was $(5.47) per share for the year ended December 31, 2001.

The fair value of each option is estimated on the date of grant using the fair market option-pricing model with the assumption:
                                                               2001
                                                              -------

     Risk-free interest rate                                   3.5%
     Expected life (years)                                     3
     Expected volatility                                       220%
     Expected dividends                                        None
    Weighted average remaining contractual life               2 years

 A summary of option transactions during the years ended December 31, 2002 and 2001, is shown below:


                                      Number of Options                           Weighted Average Exercise
                                                             Price Per share           Price Per Option
Outstanding at December 31, 2000          94,864               $25 to $487                  $108

Granted (1/1/01-3/31/01)                  22,750               $19 to $21                    $21

Granted (4/1/01-6/30/01)                  12,340               $5 to $10                      $9

Granted (7/1/01-9/30/01)                  30,000               $2                             $2

Granted (10/1/01-12/31/01)                70,000               $2                             $2

Exercised                                   (136)              $75                           $75

Forfeited                                (27,069)              $19 to $487                   $88
                                      -----------------------------------------------------------------
Outstanding at December 31, 2001         202,749               $2 to $487                    $43

Forfeited                               (142,748)              $2 to $300                    $13
                                      ----------------

Outstanding at December 31, 2002          60,001               $25 to $88                    $85
                                      ================



NOTE 9 - INCOME TAXES

The Company has an unused net operating loss carryforward of $13,884,494 available for use on its future corporate federal and state income tax returns. The Company's evaluation of the tax benefit of its net operating loss carryforward is presented in the following table. The tax amounts have been calculated using the 34% federal and 5.5% state income tax rates.

                                               2002                  2001
                                        --------------------   -----------------

Taxes currently payable                 $              -       $           -
Deferred income tax benefit                       1,181,000           1,603,626
Change in beginning valuation allowance          (1,181,000)         (1,603,626)
                                        --------------------   -----------------
Provision (benefit) for income taxes    $              -       $           -
                                        ====================   =================

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

                                                 2002                   2001
                                         --------------------   ----------------

Computed at the statutory rates (34%)    $        (1,030,000)   $    (1,403,000)
Increase (decrease) resulting from:
      Non-deductible expenses                           -                 5,374
State income taxes, net of federal income
  tax benefit                                       (151,000)          (206,000)
Change in deferred tax asset
  valuation allowance                              1,181,000          1,603,626
                                         --------------------   ----------------
Tax provision (benefit)                  $              -       $          -
                                         ====================   ================

The components of the deferred tax asset were as follows at December 31:

                                                 2002                   2001
                                         --------------------   ----------------
Deferred tax assets:
      Net operating loss carryforward    $         5,302,700    $     4,121,700
                                         --------------------   ----------------
              Total deferred tax asset             5,302,700          4,121,700

Valuation allowance:
      Beginning of year                           (4,121,700)        (2,518,074)
      Decrease (increase) during year             (1,181,000)        (1,603,626)
                                         --------------------   ----------------
              Ending balance                      (5,302,700)        (4,121,700)
                                         --------------------   ----------------
              Net deferred taxes         $              -       $          -
                                         ====================   ================

The net operating loss carryforward is summarized below:

                 YEAR LOSS ORIGINATED    YEAR EXPIRING          AMOUNT
       -------------------------------------------------------------------------

                  December 31, 1997           2017         $       583,231
                  December 31, 1998           2018                  80,195
                  December 31, 1999           2019               1,254,241
                  December 31, 2000           2020               4,808,701
                  December 31, 2001           2021               4,127,326
                  December 31, 2002           2022               3,030,800
                                                            ---------------
         Total available net operating loss                 $   13,884,494
                                                            ===============

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

On August 20, 2003, The Securities and Exchange Commission (the "SEC") at Administrative Proceedings File No. 3-11228 Instituted a Public Proceeding and Notice of Hearing pursuant to Section 12(j) of the Securities and Exchange Act of 1934 for the failure of the Company to file: A. Annual reports on Form 10-K for the years ended December 31, 2001 and December 31, 2002; B. Quarterly reports on Form 10-Q for the quarters ended March 31, 2002; June 30, 2002; September 30, 2002; and March 31, 2003; and, C. On April 1, 2003 the Nevada Secretary of State revoked the Company's business charter for failure to file a list of officers. The SEC will afford the Company the opportunity to answer and attend a hearing to determine if the registration of all securities of the Company should be suspended or revoked. The Company has retained counsel to represent it in the proceedings, has filed its answer to admit the above deficiencies, and to explain that the Company intends to file its periodic reports and otherwise bring the Company in full compliance with all SEC and State of Nevada requirements. Management intends to defend this action vigorously.

On November 24, 2003, Robert G. Mahony, Administrative Law Judge ordered that the registration of all securities of Investco, Inc, is revoked. This Initial Decision shall become effective in accordance with and subject to the provisions of Rule 360 of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360. Pursuant to that rule, a petition for review of this Initial Decision may be filed within twenty-one days after service of the Initial Decision. It shall become the final decision of the Commission as to each party who has not filed a petition for review pursuant to 17 C.F.R. ss. 201.360(d) (1) within twenty-one days after service of the Initial Decision upon it, unless the Commission, pursuant to Rule 360(b) (1) of the Commission's Rules of Practice, 17 C.F.R. ss. 201.360(b) (1), determines on its own initiative to review this Initial Decision as to any party.

There are certain legal proceedings and claims against the company in which management is vigorously defending itself. Management has quantified and accrued any potential liability.

NOTE 11 - SUBSEQUENT EVENTS

From September 2003 to March 2004, Finao sold to eight investors 265,000 shares of Series D convertible preferred stock for $26,500.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In September of 2003 the Board of Directors of Finao Inc. engaged the firm of Sherb & Co., LLP ("Sherb") as its independent accountants for the fiscal year ending December 31, 2002 and 2001.

During the two most recent calendar years and through the date hereof, the Finao did not consult Sherb with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matters or reportable events as set forth in Items 304(a) (2) (i) and
(ii) of Regulation S-K.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following personnel serve as the directors and executive officers of
Investco:

                                                                 Director Since
Name                    Age          Position

Arnold Salinas          51           President, Chief Executive       2002
                                     Officer, and Director

Arnold Salinas joined Finao in July 2002 as President, Chief Executive Officer, and Director. Mr. Salinas has been employed in the telecommunications industry since 1978. Prior to joining Finao, Mr. Salinas was Managing Director for, Interconnect Solutions Limited, a UK based firm. From 1997 to 2000, Mr. Salinas was appointed President of American Gateway Telecommunications, Inc., Houston, Texas

Finao's directors hold their positions until the next annual meeting of shareholders and until their successors have been duly elected and qualified

Our officers hold office until the first meeting of the Board of Directors following the annual meeting of our shareholders and until their successors have been chosen and qualified, subject to early removal by the Board of Directors.

Section 16(a) Beneficial Ownership Compliance

To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2002, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

     The following table summarizes all compensation awarded to, earned by, or paid for services rendered in each of the last three fiscal years to the chief executive officer, president and chief financial officer (who are referred to collectively as the "named executive officers"). Mr. Nawrocki and Mr. Marcus each joined Finao during 1999 and resigned in July 2001. Mr. Kirschen was CEO from August 2001 to November 2001. Mr. Lents became CEO in December 2001 and resigned in June 2002. Mr. Berger resigned as President and Executive Officer in September 2001, and was named Vice President of Business Development. No other executive officer earned total salary and bonus in excess of $100,000 during the last three fiscal years.


                                           Annual Compensation                             Long-Term Compensation
                        -----------------------------------------------------------    --------------------------------
                                                                                       Securities
                                                                 Other                 Underlying        All Other
Name and                                                         Annual                Options           Compensation
Principal Position      Year       Salary ($)      Bonus ($)     Compensation ($)      (#)               ($)
--------------------    -------    -----------     ----------    ------------------    -------------     --------------
Walt Nawrocki           2002                0              0                     0                0                  0
Chief Executive         2001       $   33,192              0     $           1,512                0                  0
Officer                 2000       $  175,000              0     $          11,340                0      $       3,960



Jack Berger,            2002                0              0                       0              0                  0
President               2001       $   52,192              0                       0         50,000                  0
                        2000       $  160,000              0       $          10,073              0      $       1,173


Robert Marcus,          2002                0              0                       0              0                  0
Chief Financial         2001           27,807              0                       0              0                  0
Officer                 2000       $  145,000              0                       0              0                  0

Tarek Kirschen          2002                0              0                       0              0                  0
Chief Executive         2001       $   25,430              0                       0              0                  0
officer

Joseph L. Lents         2002                0              0                       0        500,000                  0
Chief Executive         2001                0              0                       0              0                  0
Officer

Arnold Salinas          2002                0              0                       0      1,000,000
Chief Executive
Officer




     The amounts shown in the table above for Mr. Nawrocki and Mr. Berger under "Other Annual Compensation" reflect car allowances and under "All Other Compensation" reflect premiums for term life insurance policies paid on their behalf.

KEY PERSONNEL AND EMPLOYMENT AGREEMENTS

Finao entered into a three-year employment agreement with Jack S. Berger, effective as of January 1, 1998, and amended effective January 1, 2001, and again amended effective September 12, 2001, pursuant to which he serves as Finao's Vice President of business Development. The agreement now expires December 31, 2002. The agreement provides for an annual salary of $120,000, with base salary adjustments at the discretion of the Board of Directors. Mr. Berger resigned in March 2002.

Finao entered into a three-year employment agreement with Arnold Salinas, effective as of July 1, 2002 pursuant to which he serves as Chief Executive Officer and President. The agreement provides for an annual salary of $60,000, and 1,000,000 shares of restricted common stock.

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

       As of October 31, 2003 options to purchase an aggregate of 60,000 shares of common stock were outstanding under the plan with exercise prices of $0.25 to $0.88. These options vest immediately or over a two to three year period and expire on July 13, 2005. In 2002, no options were granted. In 2001, options to purchase an aggregate of 135,090 shares were granted, including 50,000 to Mr. Berger. No options were exercised by the named executive officers..

      The Board may terminate the plan or may amend the plan as it may deem advisable. The Board may unilaterally amend the plan and incentive awards as it deems appropriate to ensure compliance with Rule 16b-3 and to cause incentive awards to meet the requirements of the Internal Revenue Code and the regulations thereunder.

      All present and future employees of Finao or of any parent or subsidiary of Finao and any consultant retained to provide services to Finao, and who is selected by the committee to be eligible to receive incentive awards under the plan, are entitled to receive options under the plan.

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

Stock options held by our named executive officers of as December 31, 2002.

      None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following tables sets forth, as of October 31,2003, certain information with respect to common stock, Series A Convertible Redeemable Preferred Stock, Series B Convertible Redeemable Preferred Stock, Series D Convertible Redeemable Preferred Stock and Series E Convertible Redeemable Preferred Stock owned of record or beneficially by (i) each shareholder who we know is the beneficial owner of more than of 5% of the outstanding shares of our common stock, Series A Convertible Redeemable Preferred Stock, or Series B Convertible Redeemable Preferred Stock or Series D Convertible Redeemable Preferred Stock or Series E Convertible Redeemable Preferred Stock; (ii) each director and executive officer; and (iii) all directors and executive officers as a group. Each shareholder listed below has sole voting and investment power. Unless otherwise indicated, the address of each of the persons named below is 9444 Old Katy Road, suite 100, Houston, Texas 77055. As of October 31, 2003, a total of 3,034,400 shares of common stock, 391,500 shares of Series A Convertible Redeemable Preferred Stock and 872,100 shares of Series B Convertible Redeemable Preferred Stock, 3,800,000 shares of Series D Convertible Preferred Stock and 162,500 shares of Series E Convertible Preferred Stock are issued and outstanding. The shares of Series A Convertible Redeemable Preferred Stock and Series B Convertible Redeemable Preferred Stock, and Series D Convertible Redeemable Preferred Stock and Series E Convertible Preferred Stock are convertible into a like number of shares of common stock.

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

         Common Stock

                                                    Amount and Nature of Beneficial         Percent of Common Stock
                                                       Ownership of Common Stock               Beneficially Owned
              Name and Address
----------------------------------------------    ------------------------------------     ---------------------------
Joseph L. Lents                                                  500,000                              16.5%
Arnold Salinas                                                 1,000,000                              33.0%
Martin Katz                                                    1,200,000                              39.5%

All  executive  officers  and  directors as a                  1,000,000                              33.0%
group (one person)



         Series A Convertible Redeemable Preferred Stock

                                                   Amount and Nature of Beneficial           Percent of Series A
                                                  Ownership of Series A Convertible         Convertible Redeemable
              Name and Address                       Redeemable Preferred Stock                Preferred Stock
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

         Series B Convertible Redeemable Preferred Stock

                                                   Amount and Nature of Beneficial           Percent of Series B
                                                  Ownership of Series B Convertible         Convertible Redeemable
              Name and Address                       Redeemable Preferred Stock                Preferred Stock
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



         Series D Convertible Redeemable Preferred Stock

                                                   Amount and Nature of Beneficial           Percent of Series D
                                                  Ownership of Series B Convertible         Convertible Redeemable
              Name and Address                       Redeemable Preferred Stock                Preferred Stock
                                                                                              Beneficially Owned
---------------------------------------------    ------------------------------------    -----------------------------
  Philip Guinn                                                               300,000                             7.8%
   38 Biscay Bay
   The Woodlands, Tx  77381
  Horizon Telephone                                                          600,000                            15.6%
  Business Acquisition Strategies                                          1,750,000                            45.6%
  Crown City Holdings                                                        250,000                             6.5%
  John Daughtery                                                             350,000                             9.1%
All executive officers and directors as a
group (one person)                                                                 0                                0

         Series E Convertible Redeemable Preferred Stock

                                                   Amount and Nature of Beneficial           Percent of Series E
                                                  Ownership of Series B Convertible         Convertible Redeemable
              Name and Address                       Redeemable Preferred Stock                Preferred Stock
                                                                                              Beneficially Owned
---------------------------------------------    ------------------------------------    -----------------------------
  Robert Reiner                                                               50,100                            49.8%
   5808 Grant Ave
   Columbus, OH 44105
  Mitch Silverman                                                             50,000                            49.7%
All executive officers and directors as a
group (one person)                                                                 0                                0


ITEM 12. CERTAIN TRANSACTIONS

      In May 1997, Finao entered into a consulting agreement with Vestar
Capital Corporation pursuant to which Vestar provides organizational and strategic planning services. Vestar assisted Finao with an internal reorganization in 1998 and assisted in the identification of potential acquisitions. The compensation under this agreement provided for monthly fees of $3,000 through February 1998, and $1,650 per week thereafter. Vestar received 8,910 restricted shares of Finao common stock from the principal shareholder of Investco on behalf of Finao, which represented 9.9% of the then outstanding shares, and had the right to be issued warrants to maintain its 9.9% interest in Finao despite any further issuances of capital stock until May 2001, pursuant to an anti-dilution provision in its consulting agreement. During November 1998, Finao issued to Vestar warrants to purchase 1,500 shares of common stock at $0.25 per share in exchange for the cancellation of the anti-dilution clause of its consulting agreement. The consulting agreement with Vestar was terminated February 1, 2001.

      In April 2000, Finao completed a share exchange with Custom Touch, a Nevada corporation with no material operations whose common stock traded on the OTC Bulletin Board. Under the share exchange agreement, all outstanding shares of Investco capital stock were exchanged for 105,315 Custom Touch shares, which represented 81% of the total Custom Touch shares outstanding at the time of the exchange. Upon the completion of the exchange, the prior shareholders and promoters of Custom Touch held 24,295 shares and the Finao shareholders held 105,315 shares. Thereafter, Custom Touch changed its name to Investco, Inc. A total of 14,873 shares were issued to Jensen Services and Associates for services associated with the share exchange.

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

                                                    FINAO INC.

Dated:   July 26, 2004                       By: /s/ARNOLD SALINAS
                                                    -----------------------
                                                    Chief Executive and
                                                    Principal Accounting Officer